Form 10KSB
period 1999-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2000-03-30
CIK 847942

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    --------

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                 (Name of Small Business Issuer in its Charter)

                     Nevada                                    13-3506506
(State or Other  Jurisdiction  of                         IRS Employer ID Number
  Incorporation or Organization)

   50 East 42nd Street, Suite 1805
            New York, NY                                          10017
(Address of Principal Executive Offices)                        (Zip Code)

                                 (212) 682-5058
                           (Issuer's Telephone Number)

           Securities registered under Section 12(b) of the Act: None

                   Securities registered under Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)

                                Class B Warrants
                                (Title of Class)

                                Class C Warrants
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes __X__   No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for fiscal year 1999 were $5,200.

     The aggregate market value of the voting and non-voting common equity held by the issuer's non-affiliates, as of March 26, 2000, was $45,000.

     As of December 31, 1999, a total of 1,600,000 shares of common stock were issued and outstanding.

     Documents incorporated by reference: None.

     Transitional Small Business Format: No.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................1

Item 1.    Description of Business............................................1

Item 2.    Description of Property...........................................15

Item 3.    Legal Proceedings.................................................16

Item 4.    Submission of Matters to a Vote of Security Holders...............16


PART II......................................................................16

Item 5.    Market for Common Equity and Related Shareholder Matters..........16

Item 6.    Management's Discussion and Analysis or Plan of Operations........16

Item 7.    Financial Statements..............................................17

Item 8.    Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure.........................................20


PART III.....................................................................20

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.................20

Item 10.   Executive Compensation............................................25

Item 11.   Security Ownership of Certain Beneficial Owners and Management....26

Item 12.   Certain Relationships and Related Transactions....................27

Item 13.   Exhibits, List and Reports on Form 8-K............................28

                                     PART I

Item 1. Description of Business.

Business Development

     Strategic Acquisitions, Inc. (the "Company" or "Strategic") was incorporated under the laws of the State of Nevada on January 27, 1989, and is in the developmental stage. During the last three years the Company had no revenues other than nominal interest income. As of the date of filing of this Form 10-KSB, the Company has no commercial operations, has no full-time employees, and owns no real estate.

     The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

     On January 18, 2000 the Company filed a registration statement Form 10-SB in order to become a Section 12(g) registered company under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv) above. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended (the "Act").

     Depending upon the nature of the transaction, the current officers and directors of the Company are likely to resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such resignations, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

     The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Nevada law to enter into such a transaction if:

          1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

          2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

          3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to only one venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors, to seek the stockholders' advice and consent, or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, who are not professional business analysts. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. In assessing a potential transaction, the Company anticipates that it will consider, among other things, the following factors:

     4. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     5. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     6. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9. See "Risk Factors - The Company - Regulation of Penny Stocks";

     7. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     8. The extent to which the business opportunity can be advanced;

     9. Competitive position as compared to other companies of similar size and experience within the industry;

     10. Strength and diversity of existing management, or management prospects that are scheduled for recruitment; and

     11. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have net assets of at least $4,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. It should be noted that the Company has not completed a transaction in the ten years of its existence.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals, if and when any are received, and the selection of a business opportunity may take several months or more.

     The Company has no business proposals under consideration as of the date of filing of this Form 10-KSB.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission (the "Commission") regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

     There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there can be no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986 (the "Internal Revenue Code"), depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - Business Development").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

     An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Company Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "Blank Check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders

     The Company does not intend to provide its shareholders with disclosure documentation concerning a possible target company prior to acquisition, because the Nevada Business Corporation Act vests authority in the board of directors to decide and approve matters involving acquisitions within certain restrictions. If any transaction is structured as an acquisition, not a merger, with the Company being the parent company and the acquiree being merged into a wholly owned subsidiary, a shareholder will have no right of dissent under Nevada law.

Administrative Offices

     The Company currently maintains it corporate records and a mailing address at the office of its President, Richard S. Kaye, 50 East 42nd Street, Suite 1805, New York, NY 10017. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and "Certain Relationships and Related Transactions."

Risk Factors

     1. Officers and directors of Strategic may have certain conflicts of interest which are adverse to the Company and may also be afforded certain opportunities that are not extended to other Strategic shareholders.

     Certain conflicts of interest may exist between Strategic and its officers and directors. Such officers and directors have other business interests to which they devote their attention, and may be expected to continue to do so although management should devote time to the business of Strategic. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to Strategic. See "Management," and "Conflicts of Interest."

     It is anticipated that each of Strategic's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our officers and directors may consider their own personal pecuniary benefit rather than the best interests of other Strategic shareholders, and the other Strategic shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

     2. Strategic may not have sufficient funds to finance any transaction or to exploit opportunities in any business in which Strategic decides to invest.

     Strategic has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

     3. Because the Commission considers our securities to be a "penny stock," there are a number of special rules that govern the trading of our securities. In addition, many penny stocks have been the subject of fraud and abuse, which may have a negative effect on the value of your investment in Strategic.

     Our securities are subject to a Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of our shareholders to sell their securities in any market that might develop.

     Shareholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Strategic's securities.

     4. We may never find a business opportunity and if we find a business opportunity, such opportunity may never make a profit.

     There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

     5. We cannot accurately assess the risk of any future transactions and you may lose all or part of your investment in Strategic.

     We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to Strategic and our stockholders if the business or opportunity proves to be unsuccessful.

     6. We may enter into a transaction with a company that is seeking to avoid the difficulties of effecting its own public offering.

     The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition by Strategic will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     7. We will not be able to perform an exhaustive investigation of any potential strategic partners, which increases the risk that you may lose all or part of your investment in Strategic.

     Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

     8. We will only be able to complete one transaction which increases the risk that you may lose all or part of your investment in Strategic.

     Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and increase the risks associated with our operations.

     9. We may acquire a company that does not have audited financial statements which may increase the risk that such information is not accurate and may preclude Strategic's securities from being listed on NASDAQ which may have a negative affect on the value of your investment in Strategic.

     We generally will require audited financial statements from companies that we propose to acquire. Given cases where audited financials are not available, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that we, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent operating history of the target company. This risk increases the prospect that the acquisition of such a company might have a negative impact on the value of your investment in Strategic.

     We are subject to the reporting provisions of the Exchange Act, and we are required to furnish certain information about significant acquisitions, including audited financial statements for any business that we acquire. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by Strategic to be appropriate for acquisition  so long  as the  reporting  requirements  of the  Exchange  Act are applicable. Should we, during the time we remain subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, we would be exposed to enforcement actions by the Commission and to corresponding administrative sanctions, including permanent injunctions against us and our management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for us and our business. The imposition of administrative sanctions would subject us to further adverse consequences.

     In addition, the lack of audited financial statements would prevent our securities from becoming eligible for listing on NASDAQ, or on any existing stock exchange and would cause the prohibition of brokers-dealers from continuing to quote our stock on the over-the-counter bulletin board, where it is presently quoted. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in our securities. Without audited financial statements, we would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and our ability to raise capital would be significantly limited until such financial statements were to become available.

     10. We are highly dependent on our officers and directors. Their lack of full-time attention to our business may negatively affect our ability to find and complete a transaction, which could reduce the value of your investment in Strategic.

     We currently have only three individuals who are serving as our officers and directors on a part-time basis. We are heavily dependent upon their skills, talents, and abilities to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to the business of Strategic results in a delay in progress toward implementing our business plan. See "Management." Because you will not be able to evaluate the merits of possible business acquisitions by Strategic, you should critically assess the information concerning our officers and directors.

     11. Our business may be negatively impacted if our officers leave.

     We do not have employment agreements with our officers, and as a result, there is no assurance they will continue to manage Strategic in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of Strategic may resign subject to compliance with
Section 14(f) of the Exchange Act. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of Strategic.

     12. We may incur large expenses if we were required to indemnify an officer or director and your investment in Strategic may be negatively impacted.

     Nevada statutes provide for the indemnification of directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of Strategic. Our By-Laws further provide that we will bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we may be unable to recoup.

     13. We may engage in a leveraged transaction which may increase our exposure to larger losses, make it more difficult to make a profit and possibly result in the loss of all or part of your investment in strategic.

     There is a possibility that any acquisition of a business opportunity by Strategic may be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase our exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

     14. We may lose valuable business opportunities because we have limited resources and may not be able to compete with other firms for such business opportunities.

     The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than Strategic. These competitive conditions will exist in any industry in which Strategic may become interested.

     15. We do not plan on paying any dividends on our common stock which may make our common stock a less attractive investment to future potential investors and have a negative impact on the value of your investment in Strategic.

     We have not paid dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future.

     16. We may sell control of Strategic to an outside investor and current management of Strategic may be replaced. In addition, your percentage ownership of Strategic may be greatly reduced by such a transaction and you will have less voting control over Strategic.

     We  may  consider  an  acquisition  in  which   Strategic  would  issue  as
consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of Strategic's voting power and equity. The result of such an acquisition would be that the acquired company's stockholders and management would control Strategic, and our management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of Strategic by our current shareholders. In addition, our major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

     17. Because certain shares of our common stock are "restricted securities" they are subject to certain trading restrictions which may cause you to experience delays and expenses in the sale of such securities.

     The outstanding shares of common stock held by present officers and directors are "restricted securities" within the meaning of Rule 144 under the Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Under Rule 144(k), nonaffiliate shareholders who have held their shares for a period of two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of a company's common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

     18. We will not be able to issue shares of Strategic's common stock to residents of any state upon exercise of the Warrants unless either the shares of Strategic's common stock issuable upon the exercise of the Warrants are registered in that state or an exemption from registration is available.

     Although certain exemptions in the Blue Sky laws of certain states might permit the Warrants to be transferred even though the Units were not initially registered for sale therein, we will be prevented from issuing shares of our common stock to residents of any state upon exercise of the Warrants unless either the shares of our common stock issuable upon the exercise of the Warrants are registered in that state or an exemption from registration is available. We may decide not to seek or may not be able to obtain registration for the issuance of our shares of common stock in all of the states in which the ultimate holders of the Warrants reside during the period when the Warrants are exercisable. In this case, if there is no exemption from registration available, the Warrants, as the case may be, held by purchasers will expire and have no value. Holders of the Warrants may determine if shares of Strategic's common stock to be issued upon exercise of the Warrants are registered in any particular state by contacting us. (See "Description of Securities - Warrants")

     19. In the event a current prospectus is not available, you will not be able to exercise your Warrants.

     During the exercise period of the Warrants, we must maintain and make available a current prospectus. Therefore, management will likely have to provide a new and current prospectus to all Warrant holders upon the exercise of the Warrants. The sums received upon the exercise of the Warrants, if any, will be reduced by the costs we will incur in preparing and printing a new prospectus, including accounting and legal fees. Nevertheless, there can be no assurance that we will not be prevented by financial or other considerations from maintaining a current prospectus. In the event a current prospectus is not available, the Warrants will not be exercisable. At present, there is no such prospectus available.

     20. We may redeem your Warrants at any time on thirty days' prior written notice.

     We may redeem the Warrants at any time after on thirty days' prior written notice if there is then a prospectus available to permit the sale of such shares. Although Warrant holders will have the right to exercise their Warrants through the date of redemption, they may be unable to do so because they lack sufficient funds at the time of redemption, or they may simply not wish to invest any more money in our shares of common stock at that time. Should a Warrant holder fail to exercise such Warrants on or prior to the redemption date, such Warrants will have no value except for the $.01 per Warrant redemption price after the close of business on the date set for redemption. (See "Description of Securities - Warrants")

     21. There may be restrictions on your ability to resell your shares of Strategic due to restrictions under state Blue Sky laws.

     Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "Blank-Check" securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

     22. You may be prevented from selling your shares of Strategic.

     Many states have enacted statutes or rules which restrict or prohibit the sale of securities of "Blank Check" companies to residents so long as they remain without specific business plans. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "Blank Check" company, warning is hereby given that the shares may be "restricted" from resale as long as we are a shell company.

     As of the date of filing of this Form 10-KSB, we have no intention of offering further shares in a private offering to anyone. Further, the policy of the Board of Directors is that any future offering of shares will only be made after an acquisition has been made and can be disclosed in appropriate 8-K filings.

     In the event of a violation of state laws regarding resale of "Blank Check" shares we could be liable for civil and criminal penalties which would be a substantial impairment to us.

Item 2. Description of Property.

     The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at the office of its President, Richard S. Kaye, 50 East 42nd Street, Suite 1805, New York 10017. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

Item 3. Legal Proceedings.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

                                    PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

     The  Company's   shares  of  common  stock  are  currently  traded  on  the
Over-the-Counter Bulletin Board.

                          CLOSING QUARTERLY BID PRICES

                          Q1             Q2            Q3              Q4
                          --             --            --              --
          1998           1/32           1/32          1/32            1/32
          1999           1/16           1/32           1/8            1/8

     The  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
mark-down or commission, and may not represent actual transactions.

     At December 23, 1999, there were 218 beneficial and record holders of the Company's common stock.

     The Board of Directors has never paid dividends and the Company does not anticipate paying dividends at any time in the foreseeable future. Also, in the event of the acquisition of a business by the Company, control of the Company and its Board of Directors may pass to others and the payment of dividends would be wholly dependent upon the decisions of such persons.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Plan of Operation

     The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 1999, the Company has current assets in the form of cash and cash equivalents of $138,182, total assets of $138,182 and no liabilities. The cash assets may not satisfy cash requirements for the company within the next twelve months. In the event additional cash is required the Company may have to borrow funds from shareholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. The Company cannot predict to what extent its limited capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

     During each of the last two fiscal years, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Exchange Act. No revenues were received by the Company during this period other than interest income of approximately $5,700 in fiscal year 1998 and approximately $5,200 in fiscal year 1999. During the last fiscal year, the Company incurred operating expenses of $10,236. The Company's accumulated deficit at December 31, 1999 was $47,121. Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Year 2000 Issues

     Year 2000 problems result primarily from the inability of some computer software to properly store, recall, or use data after December 31, 1999. These problems may affect many computers and other devices that contain embedded computer chips. The Company's operations, however, do not rely on information technology (IT) systems. Accordingly, the Company does not believe it will be materially affected by Year 2000 problems.

     The Company relies on non-IT systems that may suffer from Year 2000 problems, including telephone systems and facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks and utilities. In light of the Company's limited operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affecting other similarly situated companies or industry generally.

Item 7. Financial Statements.

                                    PART F/S

                          STRATEGIC ACQUISITIONS, INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                                    CONTENTS

COVER PAGE...................................................................F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...........................F-2

BALANCE SHEETS, DECEMBER 31, 1999 AND 1998...................................F-3

STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 1999 AND 1998.............................................F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 1999 AND 1998.............................................F-5

STATEMENTS OF STOCKHOLDER'S EQUITY,
DECEMBER 31, 1999 AND 1998...................................................F-6

NOTES TO FINANCIAL STATEMENTS................................................F-7

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                          MAYER RISPLER & COMPANY, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

MAYER RISPLER, C.P.A.                                   18 HEYWARD STREET
MICHAEL FRIEDMAN, C.P.A.                                BROOKLYN, NEW YORK 11211
JOSEPH SCHWARTZ, C.P.A.                                 (718) 852-9200
                                                        FAX (718) 596-3968



                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors:

Strategic Acquisitions Inc.

New York, New York

We have audited the accompanying balance sheets of Strategic Acquisitions Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Mayer Rispler & Company, P.C.
February 20, 2000
Brooklyn, New York

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                 December 31,
                                                                             1999            1998
                                                                           ---------       ---------
Cash and Equivalents                                                       $ 138,182       $ 143,213
               TOTAL ASSETS                                                $ 138,182       $ 143,213
                                                                           =========       =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

        Common Stock, par value $.001; authorized 50,000,000
        shares, 1,600,000 shares issued and outstanding at
        December 31, 1999 and 1998, respectively                           $   1,600       $   1,600
        Additional Paid-In Capital                                           183,703         183,703
        Accumulated Deficit                                                  (47,121)        (42,090)
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           $ 138,182       $ 143,213
                                                                           =========       =========



The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED

                                                                         December 31,
                                                                 1999                 1998
                                                              -----------          -----------
Interest Income                                               $     5,205          $     5,788
                                                              -----------          -----------
Expenses:
        Transfer Agent Fees                                         2,400                2,400
        State of Nevada Filing Fees                                   100                   85
        Registered Agent Fee                                          108                  103
        Bank Confirmation Fee                                          25                  -0-
        Legal Fees                                                  3,603                  -0-
        Auditing Fees                                               4,000                  -0-
                                                              -----------          -----------
               Total Expenses                                      10,236                2,588
                                                              -----------          -----------
               NET INCOME (LOSS)                              $    (5,031)         $     3,200
                                                              ===========          ===========
Basic Earnings (Loss) Per Common Share                        $     (.003)         $      .002
                                                              ===========          ===========
Weighted Average Number of Shares Outstanding                   1,600,000            1,600,000
                                                              ===========          ===========



The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED

                                                             December 31,
                                                       1999              1998
                                                     ---------         ---------
Cash Flows From Operating Activities:
        Net Income (Loss)                            $  (5,031)        $   3,200
        CASH - BEGINNING                               143,213           140,013
        CASH - ENDING                                $ 138,182         $ 143,213
                                                     =========         =========


The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                               Total
                                                      Common          Additional        Accumulated         Stockholders
                                                      Stock        Paid-In Capital        (Deficit)           Equity
                                                    ---------      ---------------      -----------         ------------
Issuance of common stock on July 31,
1989 at par value ($.001 per share) for cash        $   1,360          $   4,640                             $   6,000
Public offering - 40,000 units (six
shares per unit) @ $6.00 per unit, net of costs           240            179,063                               179,303
Net Loss - Inception to December 31, 1997                                                   (45,290)           (45,290)
                                                    ---------          ---------          ---------          ---------

Balance - December 31, 1997                             1,600            183,703            (45,290)           140,013
Net Income                                                                                    3,200              3,200
                                                    ---------          ---------          ---------          ---------
Balance - December 31, 1998                             1,600            183,703            (42,090)           143,213
Net Loss                                                                                     (5,031)            (5,031)
                                                    ---------          ---------          ---------          ---------
Balance - December 31, 1999                         $   1,600          $ 183,703          $ (47,121)         $ 138,182
                                                    =========          =========          =========          =========



The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Background - Strategic Acquisitions Inc. (the Company) was organized under the laws of the State of Nevada on January 27, 1989. Its purpose is to provide a vehicle to acquire or merge with another entity. Since the Company does not have any operations, it is considered a development stage company.

     Cash and Equivalents - Cash and equivalents are stated at cost plus accrued interest. The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

     Concentration of Credit Risk - At December 31, 1999 and 1998, the Company maintained all its cash in one commercial bank.

     Earnings Per Share -- Basic earnings per share is computed using the weighted average number of shares outstanding during the reporting period.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 common shares with a par value of $.001. On July 31, 1989, the Company issued 1,360,000 shares of its common stock to its officers for a total consideration of $6,000.

During the fourth quarter 1989, the Company's public offering was declared effective. In connection therewith, the Company sold 40,000 units of common stock at $6.00 per unit. Each unit consists of six shares of Common Stock, $.001 par value, thirty Class A Warrants, thirty Class B Warrants and thirty Class C Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at $0.75 per share for an exercise period of eighteen months commencing from the effective date of this offering (the "Effective Date"). Each Class B Warrant entitles the holder thereof to purchase one share of Common Stock at $0.875 per share for an exercise period of two years from the Effective Date. Each Class C Warrant entitles the holder thereof to purchase on share of common Stock at $1.00 per share for and exercise period of two years from the Effective Date. The Company has the right to call the Warrants at any time upon thirty days written notice to the holders of record thereof at a call price of $.01 per Warrant. The Company has extended the life of these Warrants and currently the Class A Warrants expire on April 17, 2000, and the Class B and Class C Warrants expire October 16, 2000.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                                   (CONTINUED)

The Company granted the underwriter of its initial public offering warrants to purchase an aggregate of 4,000 units that are identical in all respects to the units sold to the public pursuant to the terms of the underwriting agreement at an exercise price of $6.42 per unit. The Company has extended the life of these warrants and currently they expire on April 17, 2000.

NOTE 3 - COMMITMENTS AND THE MATTERS

a) The Company currently utilizes the office of its president as a mailing address. Pursuant to an oral agreement these facilities are rent free.

NOTE 4 - INCOME TAXES

At December 31, 1999 and 1998 the Company had available Federal net operating loss carry-forwards of $47,121 and $42,090, respectively. The Company has established a valuation allowance equal to 100% of the deferred tax asset that would be created upon recording the tax effect of the net operating loss carry-forwards, as the Company could not conclude that the deferred tax asset would be realized.

NOTE 5 - REGISTRATION STATEMENT

     A Registration Statement on Form 10-SB was filed with the Securities and Exchange Commission January 18, 2000. The Company has been advised by the Commission that no review of such statement has been or will be made and that the Registration Statement will go effective automatically on sixty days after filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The directors and executive officers currently serving the Company are as follows:

Name                             Positions Held                        Tenure
----                             --------------                        ------
Richard S. Kaye                  President and Director                Annual
Deborah A. Salerno               Vice President and Director           Annual
Victor E. Stewart                Secretary, Treasurer and Director     Annual

     There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     All of the Company's directors hold office until the next annual stockholders meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as-needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Each of the Company's officers and directors filed his Form 3 late.

Biographical Information.

     Brief biographies of the Company's directors and officers are set forth below. Each of these persons may be deemed a "promoter" of the Company as those terms are defined in the rules and regulations promulgated under the Act.

     RICHARD S. KAYE, age 67, has acted as the Company's president and director since 1989. For more than the past five years, Mr. Kaye has managed his own investment portfolio for his own account.

     DEBORAH A. SALERNO, age 46, has acted as the Company's vice president and a director since 1989. Ms. Salerno has also acted as the president (and owner) of DAS Consulting, Inc., a private corporation located in New York City, providing financial consulting services to corporations since 1988.

     Ms. Salerno, who attended Pace University, has also been employed as a trader in the over-the-counter market (Greentree Securities, October 1986 through March 1987); and as Vice President and Syndicate Manager (Yves Hentic & Company, Inc., Jersey City, New Jersey, 1985 through 1986). She was also involved with the risk arbitrage market from 1978 through 1985, and was vice president of Bodkin Securities (1980 through 1985) and Assistant Options P&S Manager for Ivan F. Boesky, from 1978 through 1980.

     Ms. Salerno has had significant experience with "shell" or "Blank Check" companies, which experience is detailed on pages following under Previous Blank Check Offerings.

     VICTOR E. STEWART, age 49, has acted as the Company's secretary, treasurer and director since 1989. Since 1997 Mr. Stewart has been a partner in the law firm of Lovell & Stewart, LLP, which specializes in securities, commodities and antitrust litigation. From 1994 until 1996 Mr. Stewart served as a director of Deutsche Morgan Grenfell.

     Mr. Stewart graduated from Yale College in 1972 (B.A. English) and from Harvard Business School in 1975 (M.B.A.). Mr. Stewart received his J.D. from the University of Virginia in 1979.

     Mr. Stewart has had significant experience with "shell" or "blank check" companies, which experience is detailed on the pages following under Previous Blank Check Offerings.

     None of the Company's officers and directors currently receives any compensation for their respective services rendered to the Company. Compensation of any officer or director is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. Currently, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of

Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     Management has been involved in several other "Blind Pool" and "Blank Check" companies as described in the following section.

Previous "Blank Check" or "Blind Pool" Offerings.

     A "Blank Check" company is a company which is formed without a specified business as its purpose.

     A "Blind Pool" company is a company which has raised money through a public or private offering for use to acquire unspecified, undesignated business or company.

     Management of the Company has been involved in prior public "Blind Pool" or "Blank Check" offerings. As set forth below, management has been part of the formation of many new companies which made offerings of shares without a designated business.

     DEBORAH A. SALERNO has been an officer and director of twelve blind pool corporations, excluding the Company. Eleven of such corporations have conducted public offerings (pursuant to effective registration statements on Form S-18, as filed with the Commission), and of those, all have completed merger or acquisition transactions.

     The blank check companies with which Ms. Salerno has been involved have concentrated primarily on companies with plans for expansion and/or the introduction of new products or services; such new products or services were, in some cases, the acquisition or merger candidate's primary business, and in other cases, an addition to existing lines of business.

     Ms. Salerno's past and present blind pool affiliations are as follows:

     1. Formerly president and a director of Amsterdam Capital Corporation, until it acquired Care Concepts, Inc. as of June 16, 1989. The registration statement for Amsterdam Capital

Corporation became effective on January 17, 1989, for 40,000 Units @ $5.50 per unit raising $220,000.

     2. Formerly president of East End Investment, Inc., until it acquired The Theme Factory, Inc. as of October, 16 1989. Ms. Salerno continued to serve as a director of The Theme Factory, Inc. until her resignation in July 1992. The registration statement for East End Investment, Inc. became effective on September 8, 1989, for 10,000 Units @ $6 per unit raising $60,000.

     3. Formerly president and a director of West End Ventures, Inc. until January 26, 1990, when it acquired Future Medical Technologies. The registration statement for West End Ventures, Inc. became effective on January 2, 1990 for 12,000 Units @ $6.00 per unit raising $72,000.

     4. Formerly president and a director of Sharon Capital Corporation until it acquired Process Engineers Inc., as of April 5, 1990. The registration statement for Sharon Capital Corporation became effective on February 14, 1990 for 36,000 Units @ $6.00 per unit raising $216,000.

     5. Formerly president and a director of Fulton Ventures, Inc., until June 16, 1990, which acquired Triad Warranty Corporation. The registration statement for Fulton Ventures, Inc. became effective on April 10, 1990 for 12,000 Units @ $6.00 per unit raising $72,000.

     6. Formerly, president and a director of Elmwood Capital Corporation whose registration statement was declared effective on June 27, 1990 for 12,000 Units @ $6.00 per unit raising $72,000. Elmwood Capital Corporation acquired U.S. Environmental Solutions, Inc., as of March 5, 1991, at which time Ms. Salerno ceased acting as an officer or director.

     7. Formerly president and a director of Carnegie Capital Corporation, whose registration statement became effective on February 1, 1991 for 18,000 Units @ $6.00 per unit raising $108,000. During November 1991, Carnegie Capital corporation acquired Nevada Construction supply, which later changed its name to National Building Supply. Ms. Salerno resigned as president, upon the acquisition but continued in her position as a director until September 29, 1992.

     8. Formerly president and a director of Avalon Enterprises Inc., which had its registration statement declared effective on March 26, 1991, for 16,000 Units @ $6.00 per unit raising a total of $96,000. It acquired Southern Corrections Services, Inc. on June 15, 1992. The company's name was thereafter changed to Avalon Community Services, Inc., and then to Avalon Correctional Services, Inc. a post-effective amendment to its registration statement became effective on November 16, 1991.

     9. Formerly president and a director of South End Ventures, Inc. whose registration statement became effective on November 15, 1991, for 12,000 Units @ $6.00 per unit raising $72,000. South End Ventures completed an acquisition of Shore Group, Inc., a private company located, in Philadelphia, PA, during December 1992, at which time Ms. Salerno resigned as officer and director. The name of the company has been changed to Shore Group Incorporated.

     10. Formerly president and a director of Hard Funding, Inc., which merged with Marinex which subsequently merged with Texas Equipment Corp. A Registration Statement was effective for 8,500 Units @ $6.00 per unit raising a total of $51,000.

     11. Former president and director of Bishop Equities, Inc. which registered with the Commission effective March 8, 1999 which raised $60,000. Bishop completed an acquisition of Aethlon Medical, Inc. on March 3, 1993.

     Detailed information and financial data about the above companies may be obtained, where applicable, by reviewing the registration statements on file with the Commission together with other subsequent filings. No assurance can be given that the Company's management will investigate or eventually engage in a combination with, similar companies, focus on the same or similar industries, or utilize similar criteria in the evaluation of business combination candidates.

     Ms. Salerno has also acted as president and director of OSK Capital I Corp.
(1999) and secretary and director of Park Hill Capital I Corp. (1999) and Franklyn Resources I, Inc. (1999), all blank check companies, without specific business plans which have filed registration statements under section 12(g) of the Exchange Act.

     VICTOR E. STEWART has been affiliated with several blank check entities including the following: Asset Development Corporation, which merged with Joe Franklin Productions in August 1987; The Acquisition Company, Inc., which merged with Nightwing Group, Inc. in October 1987; Mergers Are Us, Inc., which merged with North American Karate Conference, Inc. in September 1987; Asset Exploration Company, Inc., which merged with K.F.O. Associates, Inc. in September 1987; and The Value Added Company, Inc., which merged with Advanced Video Robotics Corp. in November 1987. During 1988, Mr. Stewart served as secretary-treasurer and director of Big Mergers, Inc., which merged with Self Insurers Services & Underwriters, Inc. in January 1988; Bigger Mergers, Inc., which merged with Modem Chemical Technology, Inc. in February 1988; Biggest Merger, Inc., which merged with Sportsplex Health and Fitness, Inc. in April 1988; Creative Mergers, Inc. which merged with Accucomp Equipment, Inc. in July 1988; Most Creative Mergers, Inc. which merged with We Are Systems 21 Inc. and PN Computer Gaming Systems, Inc. in July 1988; and More Creative Mergers, Inc. which merged with ATS Money Systems, Inc. in September 1988. Most recently, Mr. Stewart served as secretary-treasurer and director of Deals Are Us, Inc., which merged with Equestrian Centers of America, Inc. in April 1989 and Easy Mergers, Inc., which merged with Graystone Companies, Incorporated in July 1989.

Conflicts of Interest.

     The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms' length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Item 10. Executive Compensation.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation Awards

                                                                                Securities
   Name and                                       Other Annual    Restricted    Underlying
  Principal              Salary       Bonus       Compensation      Stock        Options/
   Position     Year       ($)         ($)             ($)         Award(s)      SARs (#)
  ---------     ----     ------       -----       -------------   ----------    ----------
Richard S.      1997        0           0               0              0            0
Kaye,           1998        0           0               0              0            0
President       1999        0           0               0              0            0
Deborah A.      1997        0           0               0              0            0
Salerno,        1998        0           0               0              0            0
Vice-President  1999        0           0               0              0            0
Victor E.       1997        0           0               0              0            0
Stewart,        1998        0           0               0              0            0
Secretary,      1999        0           0               0              0            0
Treasurer

                             Directors' Compensation

                                                                    Number of
                                                                   Securities
                            Annual      Meeting    Consulting      Underlying
                         Retainer Fee     Fees     Fees/Other        Options
          Name               ($)          ($)       Fees ($)         SARs(#)
          ----           ------------   -------    ----------      ----------
A.    Richard S. Kaye         0            0            0               0
B.    Deborah A.              0            0            0               0
      Salerno
C.    Victor E.               0            0            0               0
      Stewart

Aggregated Option/SAR Grants in Last Fiscal Year and Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR values: None

Long Term Incentive Plans - Awards in Last Fiscal Year: None

     No officer or director has received any other remuneration in the two-year period prior to the filing of this Form 10-KSB. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. The Company's officers do not have employment contracts with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of the date hereof, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.

MANAGEMENT AND 5% OR GREATER                                        OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS            NUMBER OF SHARES          PERCENTAGE
------------------------------            ----------------          ----------
Richard S. Kaye                                453,333                28.33%
50 East 42nd Street, Suite 1805
New York, NY  10017

Victor E. Stewart                              453,334                28.33%
269 South Irving Street
Ridgewood, NJ 07450

Deborah A. Salerno                             453,333                28.33%
355 South End Ave., 22B
New York, NY 10280

All directors and executive                   1,360,000               85.0%
Officers as a group (3 persons)

Each principal shareholder has sole investment power and sole voting power over the shares owned.

Possible Change in Control.

     In the event of a purchase of control by other persons, or a merger, the shareholders and management listed above will no longer own the percentages set forth above, and shareholders may be subject to decisions by the new control parties to which they may not assent.

Item 12. Certain Relationships and Related Transactions.

     No officer, director, or affiliate of the Company has during the last two years, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

     Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

     The Company maintains a mailing address at 50 East 42nd Street, Suite 1805, New York, NY 10017, the office of its President, Richard S. Kaye, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the Company will establish and maintain an office after completion of a business combination.

Item 13. Exhibits, List and Reports on Form 8-K.

3.1  Articles of Incorporation*

3.2  By-Laws*

4.2 Warrant Agreement between Strategic Acquisitions, Inc. and American Stock Transfer & Trust Company, dated October 16, 1989.*

27.1 Financial Data Schedule

----------
*Previously filed with the Securities and Exchange Commission as an exhibit to its Form 10-SB.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 30, 2000

                                                STRATEGIC ACQUISITIONS, INC.

                                            By:/s/ Richard S. Kaye
                                               ---------------------------------
                                               Richard S. Kaye, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                            Title                         Date
         ----                            -----                         ----
 /s/ Richard S. Kaye         Director, President                  March 28, 2000
 -------------------
   Richard S. Kaye

/s/ Victor E. Stewart        Director, Vice President             March 28, 2000
---------------------
  Victor E. Stewart

 /s/ Deborah Salerno         Director, Secretary and              March 28, 2000
 -------------------
   Deborah Salerno           Treasurer