Form 10QSB
period 2000-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2000-05-15
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


Mark One

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     13-3506506
 (State or Other Jurisdiction of             (IRS Employer Identification No.)
 Incorporation or Organization)

                         50 East 42nd Street, Suite 1805
                            New York, New York 10017
                    (Address of Principal Executive Offices)

                                 (212) 682-5058
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such Filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 1999, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          STRATEGIC ACQUISITIONS, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

   PART I.  FINANCIAL INFORMATION............................................3

   ITEM 1.  FINANCIAL STATEMENTS.............................................3

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN

               OF OPERATION..................................................7

   PART II.  OTHER INFORMATION...............................................7

   ITEM 1.  LEGAL PROCEEDINGS................................................7

   ITEM 2.  CHANGES IN SECURITIES............................................7

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................7

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

   ITEM 5.  OTHER INFORMATION................................................8

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................8

   SIGNATURES................................................................9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          STRATEGIC ACQUISITIONS, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2000

                                   (UNAUDITED)



                                     ASSETS
Cash and Equivalents                                              $ 126,404
                                                                  ---------
         TOTAL ASSETS                                             $ 126,404
                                                                  =========



                              STOCKHOLDERS' EQUITY
Stockholders' Equity

     Common Stock,  par value $.001;
     authorized  50,000,000  shares,  1,600,000
     shares issued and outstanding at
     September 30, 1999                                           $   1,600

     Additional Paid-In Capital                                     183,703

                           Accumulated Deficit                      (58,899)
                                                                  ---------
         TOTAL STOCKHOLDERS' EQUITY                               $ 126,404
                                                                  =========





The accompanying notes is an integral part of this financial statement.

                          STRATEGIC ACQUISITIONS, INC.

                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)




Interest Income                                                     $    1, 564
Expenses:

     Transfer Agent Fees                              $       600
     Legal Fees                                            11,317
     Auditing Fees                                          1,400
     Bank Confirmation Fee                                     25
                                                      -----------

          Total Expenses                                                 13,342
                                                                    -----------

          NET LOSS                                                  $   (11,778)

          ACCUMULATED DEFICIT - BEGINNING OF
          YEAR                                                          (47,121)
                                                                    -----------

          ACCUMULATED DEFICIT - END OF YEAR                         $   (58,899)
                                                                    ===========

Basic Loss Per Common Share                                         $     (.007)
                                                                    ===========

Weighted Average Number of Shares Outstanding                         1,600,000
                                                                    ===========






The accompanying notes is an integral part of this financial statement.

                          STRATEGIC ACQUISITIONS, INC.

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)




Cash Flows From Operating Activities

         Net Loss                                                $  (11,778)

                  CASH - BEGINNING                                  138,182
                                                                 ----------

                  CASH - ENDING                                  $  126,404
                                                                 ==========







The accompanying notes is an integral part of the financial statement.

                          STRATEGIC ACQUISITIONS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (UNAUDITED)




The accompanying interim financial statements of Strategic Acquisitions, Inc. (the Company) have been prepared in conformity with generally accepted accounting principles consistent in all material respects with those applied in the December 31, 1999 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 1999.


SUBSEQUENT EVENT

Subsequent to the balance sheet date, the Company extended the life of its Class A warrants as well as the warrants granted to the underwriters of its initial public offering from April 17, 2000 to July 17, 2000.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2000 and the Form 10-KSB for the fiscal year ended December 31, 1999.

The company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2000 the company has current assets in the form of cash and cash equivalents of $126,404, total assets of $126,404 and no liabilities. The cash assets may not satisfy cash requirements for the company within the next twelve months. In the event additional cash is required the company may have to borrow funds from shareholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. The company cannot predict to what extent its limited capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the company may eventually acquire.

During each of the last two fiscal years, the company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Exchange Act. No revenues were received by the company during this period other than interest income of approximately $5,700 in fiscal year 1998 and approximately $5,200 in the fiscal year 1999. During the last fiscal year, the company incurred operating expenses of $10,236. The company's accumulated deficit at December 31, 1999 was $47,121. Such losses continued to be incurred during the first quarter ended March 31, 2000.

First quarter March 31, 2000 loss was $11,778 principally due to legal fees related to complying with SEC registration requirements.

For the balance of this fiscal year, the company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business. The company's accumulated deficit at March 31, 2000 was $58,899.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS None

ITEM 2. CHANGES IN SECURITIES

Subsequent to the balance sheet date, the Company extended the life of its Class A warrants as well as the warrants granted to the underwriters of its initial public offering from April 17, 2000 to July 17, 2000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.1  Articles of Incorporation*

3.2  By-Laws*

4.2 Warrant Agreement between Strategic Acquisitions, Inc. and American Stock Transfer & Trust Company, dated October 16, 1989.*

27.1 Financial Data Schedule



*Previously filed with the Securities and Exchange Commission as an exhibit to its Form 10-SB.

                                   SIGNATURES:

     In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


DATED:  May 12, 2000

                                                   STRATEGIC ACQUISITIONS, INC.


                                                   By:  /s/ Richard S. Kaye
                                                   ----------------------------
                                                   Richard S. Kaye, President