Form 10QSB
period 2000-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2000-08-08
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[x]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        13-3506506
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

                         50 East 42nd Street, Suite 1805
                            New York, New York 10017
                    (Address of Principal Executive Officers)

                                 (212) 682-5058
                           (Issuer's Telephone Number)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such Filing requirements for the past 90 days. Yes [x] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of June 30, 2000, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

                           STRATEGIC ACQUISITIONS INC.









                                      INDEX

                                                                                        PAGE
                                                                                        ----
Part I - Financial Information

Item 1   Financial Statements

         Balance Sheet at June 30, 2000 (Unaudited)                                         1

         Statements of Operations for the three and six months
           ended March 31 , 2000 and June 30, 2000 (Unaudited)                              2

         Statements of Cash Flows for the three and six months
           ended March 31, 2000 and June 30, 2000 (Unaudited)                               3

         Notes to Financial Statements (Unaudited)                                          4

Item 2   Management's Discussion and Analysis or Plan of Operation                          5

Part II  Other Information                                                                  6

Signature                                                                                   7


PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                                  BALANCE SHEET

                                  JUNE 30, 2000

                                   (UNAUDITED)




                                                 ASSETS
                                                 ------
Cash and Equivalents                                                                                     $ 127,439
                                                                                                          -------

             TOTAL ASSETS                                                                                $ 127,439
                                                                                                           =======

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

Liabilities
-----------

    Accounts Payable                                                                                     $  9,835

Stockholders' Equity
--------------------

           Common Stock, par value $.001; authorized
           50,000,000 shares, 1,600,000 shares
           issued and outstanding at June 30, 2000               $    1,600

    Additional Paid-In Capital                                      183,703

    Accumulated Deficit                                           (  67,699)
                                                                   --------

             TOTAL STOCKHOLDERS' EQUITY                                                                    117,704
                                                                                                           -------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 127,439
                                                                                                           =======




The accompanying notes is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)







                                                                             Three months ended           Six months ended
                                                                               March 31, 2000               June 30, 2000
                                                                               --------------               -------------

Interest Income                                                                 $       1,564              $       3,111
                                                                                 ------------               ------------

Expenses:

   Transfer Agent Fees                                                          $         600              $       1,200
   Registered Agent Fee                                                                                              112
   Bank Confirmation Fee                                                                   25                         25
   Legal Fees                                                                          11,317                     20,552
   Auditing Fees                                                                        1,400                      1,800
                                                                                 ------------               ------------

         Total Expenses                                                                13,342                     23,689
                                                                                 ------------                -----------

         NET LOSS                                                               $(     11,778)             $(     20,578)
                                                                                 ============                ===========




Basic Loss Per Common Share                                                     $ (      .007)             $ (      .012)
                                                                                 ============               ============

Weighted Average Number of Shares Outstanding                                   $   1,600,000              $   1,600,000
                                                                                 ============                ===========



The accompanying notes is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Three months ended           Six months ended
                                                                               March 31, 2000               June 30, 2000
                                                                               --------------               -------------
Cash Flows From Operating Activities:

     Net Loss                                                                   $( 11,778)                    $(20,578)

Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:

Increase in Accounts Payable                                                          -0-                        9,835
                                                                                  -------                      -------
     Cash Used in Operating Activities                                           $(11,778)                    $(10,743)

                CASH - BEGINNING                                                  138,182                      138,182
                                                                                  -------                      -------

                CASH - ENDING                                                    $126,404                     $127,439
                                                                                 ========                     ========



The accompanying notes is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.

                          (A Development Stage Company)

                          NOTE TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)






      The accompanying interim financial statements of Strategic Acquisitions Inc. (the Company) have been prepared in conformity with generally accepted accounting principles consistent in all material respects with those applied in the December 31, 1999 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 1999.

SUBSEQUENT EVENT

      Subsequent to the balance sheet date, the Company extended the life of its Class A warrants as well as the warrants granted to the underwriters of its initial public offering from July 17, 2000 to October 16, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                PLAN OF OPERATION:

                The following Plan of Operation should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2000 and six-month period ended June 30, 2000 and the Form 10-KBS for the fiscal year ended December 31, 1999.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At June 30, 2000, the Company had current assets in the form of cash and cash equivalents of $127,439 and liabilities of $9,835.

                The Company has not realized any revenues from operations in the past two years, and its plan of operation for the next twelve months shall be to continue its efforts to locate a suitable acquisition/merger candidate. The Company can provide no assurance that it will continue to satisfy its cash requirements for at least the next twelve months if a suitable acquisition/merger is completed.

                It is unlikely the Company will have any revenue, other than interest income, unless it is able to effect an acquisition of or merger with an operating company, of which there can be no assurance.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
None

27.1      Financial Data Schedule

                                   SIGNATURES:

      In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

DATED:  July 27, 2000


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /s/  Richard S. Kaye          .
                                       ----------------------------------
                                          Richard S. Kaye, President