Form 10QSB
period 2000-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2000-11-13
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2000, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

                           STRATEGIC ACQUISITIONS INC.


                                     INDEX
                                                                          PAGE
                                                                          ----
Part I - Financial Information
Item 1   Financial Statements

         Balance Sheet at September 30, 2000 (Unaudited)                   1

         Statements of Operations for the three and nine months
          ended September 30, 2000 (Unaudited)                             2

         Statements of Cash Flows for the three and nine months
          ended September 30, 2000 (Unaudited)                             3

         Notes to Financial Statements (Unaudited)                         4

Item 2  Management's Discussion and Analysis or Plan of Operation          5

Part II Other Information                                                  5

Signature                                                                  6

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



                               ASSETS

Cash and Equivalents                                                    $126,736
                                                                        --------
            TOTAL ASSETS                                                $126,736
                                                                        ========



                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

       Accounts Payable                                                 $ 11,620

Stockholders' Equity

       Common Stock, par value $.001; authorized
       50,000,000 shares, 1,600,000 shares
       issued and outstanding at September 30, 2000        $  1,600

       Additional Paid-In Capital                           183,703

       Accumulated Deficit                                  (70,187)
                                                           --------

            TOTAL STOCKHOLDERS' EQUITY                                   115,116
                                                                        --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $126,736
                                                                        ========

The accompanying notes is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       Three months ended       Nine months ended
                                                         Sept. 30, 2000          Sept. 30, 2000
                                                       ------------------       -----------------
Interest Income                                            $    1,744              $    4,855
                                                           ----------              -----------

Expenses:

      Transfer Agent Fees                                  $      600              $    1,800
      Registered Agent Fee                                                                112
      Bank Confirmation Fee                                                                25
      Legal Fees                                                2,385                  22,937
      Auditing Fees                                               725                   2,525
      SEC Edgar Filing Expense                                    522                     522
                                                           ----------              -----------

                  Total Expenses                                4,232                  27,921
                                                           ----------              -----------

                  NET LOSS                                 $   (2,488)             $  (23,066)
                                                           ==========              ===========




Basic Loss Per Common Share                                $   (.0016)             $    (.014)
                                                           ==========              ===========

Weighted Average Number of Shares Outstanding              $1,600,000              $1,600,000
                                                           ==========              ===========

The accompanying notes is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      Three months ended       Nine months ended
                                                        Sept. 30, 2000          Sept. 30, 2000
                                                      ------------------       -----------------
Cash Flows From Operating Activities:

     Net Loss                                              $ (2,488)               $(23,066)

  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:

     Increase in Accounts Payable                             1,785                  11,620
                                                           --------                --------

        Cash Used in Operating Activities                  $   (703)               $(11,446)



        Cash - Beginning                                    127,439                 138,182
                                                           --------                --------

        Cash - ending                                      $126,736                $126,736
                                                           ========                ========




   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

SUBSEQUENT EVENT

         Subsequent to the balance sheet date, the Company extended the life of its Class A, Class B and Class C warrants as well as the warrants granted to the underwriters of its initial public offering from October 16, 2000 to January 16, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         PLAN OF OPERATION:

         The following Plan of Operation should be read in conjunction with the accompanying financial statements for the three-month period ended September 30, 2000 and nine-month period ended September 30, 2000 and the Form 10-KBS for the fiscal year ended December 31, 1999.

         The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2000, the Company had current assets in the form of cash and cash equivalents of $126,736 and liabilities of $11,620.

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

DATED:  November 6, 2000


                                       STRATEGIC ACQUISITIONS, INC.

                                       BY:   /s/  Richard S. Kaye
                                          --------------------------------------
                                               Richard S. Kaye, President