Form 10KSB
period 2000-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2001-03-29
CIK 847942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

|X|     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended December 31, 2000

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

        for the transition period from ______________ to ____________.

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                    13-3506506
           ------                                    ----------
(State or Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)

50 East 42nd Street, Suite 1805, New York, NY           10017
---------------------------------------------           -----
(Address of Principal Executive Officers)             (Zip Code)

                                 (212) 682-5058
                                 --------------
                          (Issuer's Telephone Number)

           Securities registered under Section 12(b) of the Act: None

                   Securities under Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

                                Class A Warrants
                                ----------------
                                (Title of Class)

                                Class B Warrants
                                ----------------
                                 Title of Class

                                Class C Warrants
                                ----------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such Filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for fiscal year 2000 were $6,564.

      The aggregate market value of the voting and non-voting common equity held by the issuer's non-affiliates, as March 15, 2001, was $60,000.

      As of December 31, 2000, a total of 1,600,000 shares of common stock were issued and outstanding.

      Documents incorporated by reference: None.

      Transitional Small Business Format: No.

                               TABLE OF CONTENTS

                                                                        Page

PART I.................................................................   1

Item 1.     Description of Business....................................   1

Item 2.     Description of Property....................................   2

Item 3.     Legal Proceedings..........................................   2

Item 4.     Submission of Matters to a Vote of Security Holders........   2


PART II................................................................   2

Item 5.     Market for Common Equity and Related Shareholder Matters...   2

Item 6.     Management's Discussion and Analysis or Plan of Operations.   3

Item 7.     Financial Statements.......................................   3

Item 8.     Changes in and Disagreements with Accountants on...........   5
            Accounting and Financial Disclosure


PART III...............................................................   5

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act.   5

Item 10.    Executive Compensation.....................................   6

Item 11.    Security Ownership of Certain Beneficial Owners and........   6
            Management

Item 12.    Certain Relationships and Related Transactions.............   7

Item 13.    Exhibits and Reports on Form 8-K...........................   7

                                     PART I

ITEM 1. Business.

General

Strategic Acquisitions, Inc. (the "Company" or "Strategic") was incorporated under the laws of the State of Nevada on January 27, 1989, and is in the developmental stage. Since inception the Company had no revenues other than nominal interest income. As of the date hereof, the Company has no commercial operations, has no full- or part-time employees, and owns no real estate.

The Company's current business plan is to seek, investigate, and, if warranted, acquire a business, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange.

The business development process is more fully described in the Company's FORM 10-SB Registration Statement filed with the Securities and Exchange Commission January 18, 2000, incorporated herein by this reference. Since such filing there has been no change.

ITEM 2. Description of Property

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintains a mailing address at the office of its President, Richard S. Kaye, 50 East 42nd Street, Suite 1805, New York, New York 10017. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. Legal Proceedings.

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

ITEM 5. Market For Common Equity and Related Shareholder Matters.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board. Over the past two years the inter-dealer bid quotation, without retail mark-up, mark-down or commission was $0.25, and may not represent actual transactions. Trading symbol STQN.

At March 2, 2001, there were 207 beneficial and record holders of the Company's common stock.

The Board of Directors has never declared a dividend and the Company does not anticipate paying dividends at any time in the foreseeable future. Also, in the event of the acquisition of a business by the Company, control of the Company and its Board of Directors may pass to others and the payment of dividends would be wholly dependent upon the decisions of such persons.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

        PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2000.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2000, the Company had current assets in the form of cash and cash equivalents of $126,839 and liabilities of $14,968.

The Company has not realized any revenues from operations in the past two years, and its plan of operation for the next twelve months shall be to continue its efforts to locate a suitable acquisition/merger candidate. The Company can provide no assurance that it will continue to satisfy its cash requirements for the next twelve months if a suitable acquisition/merger is completed.

It is unlikely the Company will have any revenue, other that interest income, unless it is able to effect an acquisition of or merger with an operating company, of which there can be no assurance.

ITEM 7. Financial Statements.

                                    PART F/S
                                    --------

                          STRATEGIC ACQUISITIONS, INC.
                         (A Development Stage Company)
                         Index to Financial Statements

                                    CONTENTS

      COVER PAGE.......................................................F-1

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...............F-2

      BALANCE SHEETS, DECEMBER 31, 2000 AND 1999.......................F-3

      STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000
      AND 1999.........................................................F-4

      STATEMENTS OF STOCKHOLDERS' EQUITY, DECEMBER 31, 2000 AND 1999...F-5

      STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000
      AND 1999.........................................................F-6

      NOTES TO FINANCIAL STATEMENTS....................................F-7
                                                                       F-8

                          STRATEGIC ACQUISITIONS, INC.

                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                     MR&CO
                                 MAYER RISPLER
                                & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors:
Strategic Acquisitions Inc.
New York, New York

      We have audited the accompanying balance sheets of Strategic Acquisitions Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Mayer Rispler & Company P.C.

Brooklyn, New York
February 28, 2001

18 HEYWARD STREET STREET o BROOKLYN, NY 11211 o TEL: (718) 852-9200 o FAX: (718) 596-3968 o EMAIL: mayerrispler@erols.com

                          STRATEGIC ACQUISITIONS, INC.

                         (A Development Stage Company)

                                 BALANCE SHEETS


                                                              December 31,
                                                           2000          1999
                                                          -------       -------

                                     ASSETS

Cash and Equivalents                                    $ 126,839     $ 138,182
                                                         --------      --------

         TOTAL ASSETS                                   $ 126,839     $ 138,182
                                                         ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Accounts Payable                                     $  14,968     $   - 0 -
                                                         --------      --------

Stockholders' Equity

   Common Stock, par value $.001; authorized
   50,000,000 shares, 1,600,000 shares
   issued and outstanding at September 30, 2000         $   1,600     $   1,600

   Additional Paid-In Capital                             183,703       183,703

   Accumulated Deficit                                   ( 73,432)     ( 47,121)
                                                        ---------      --------

         TOTAL STOCKHOLDERS' EQUITY                       111,871       138,182
                                                        ---------      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 126,839     $ 138,182
                                                        =========      ========

The accompanying notes are an integral part of these financial statements.

                          STRATEGIC ACQUISITIONS, INC.

                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                  YEARS ENDED

                                                             December 31,
                                                          2000         1999
                                                          ----         ----

Interest Income                                       $    6,564      $   5,205
                                                       ---------       --------

Expenses:
  Transfer Agent Fees                                      2,400          2,400
  State of Nevada Filing Fee                                  85            100
  Registered Agent Fee                                       112            108
  Bank Confirmation Fee                                       25             25
  Legal Fees                                              26,285          3,603
  Auditing Fees                                            2,925          4,000
  SEC Edgar Filing Fees                                    1,043          - 0 -
                                                       ---------      ---------

      Total Expenses                                      32,875         10,236
                                                       ---------      ---------

      NET LOSS                                        $(  26,311)    $(   5,031)
                                                       =========      =========

Basic Loss Per Common Share                           $(    .016)    $(    .003)
                                                       =========      =========

Weighted Average Number of Shares Outstanding          1,600,000      1,600,000
                                                       =========      =========


The accompanying notes are an integral part of these financial statements.

                          STRATEGIC ACQUISITIONS, INC.

                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Total
                                                                                Stock-
                                         Common     Additional   Accumulated    Holders
                                          Stock   Paid-In Capital (Deficit)     Equity
                                          -----   --------------- ---------     ------
Issuance of common stock
on July 31, 1989 at par value
($.001 per share) for cash                $1,360     $  4,640                $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs                       240      179,063                  179,303

Net Loss - Inception to                                          $(42,090)   (  42,090)
December 31, 1998                        -------     --------    --------    ---------

Balance - December 31, 1998                1,600      183,703     (42,090)     143,213

Net Loss                                                         (  5,031)   (   5,031)
                                         -------     --------    --------    ---------

Balance - December 31, 1999                1,600      183,703     (47,121)     138,182

Net Loss                                                          (26,311)   (  26,311)
                                         -------     --------    --------    ---------

Balance - December 31, 2000               $1,600     $183,703    $(73,432)   $ 111,871
                                         =======     ========    ========    =========

The accompanying notes are an integral part of these financial statements.

                          STRATEGIC ACQUISITIONS, INC.

                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                  YEARS ENDED

                                                             December 31,
                                                         2000            1999
                                                         ----            ----
  Cash Flows From Operating Activities:

   Net Loss                                           $( 26,311)      $(  5,031)

  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:

   Increase in Accounts Payable                          14,968           - 0 -
                                                       --------        --------

      Cash Used in Operating Activities               $( 11,343)      $(  5,031)

      CASH - BEGINNING                                  138,182         143,213
                                                       --------        --------
      CASH - ENDING                                   $ 126,839       $ 138,182
                                                       ========        ========

The accompanying notes are an integral part of these financial statements.

                          STRATEGIC ACQUISITIONS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

Concentration of Credit Risk - At December 31, 2000 and 1999, the Company maintained all its cash in one commercial bank.

Earnings Per Share - Basic earnings per share is computed using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share is not reflected since it would be anti-dilutive.

NOTE 2 - STOCKHOLDERS' EQUITY

      The Company is authorized to issue 50,000,000 common shares with a par value of $.001. On July 31, 1989, the Company issued 1,360,000 shares of its common stock to its officers for a total consideration of $6,000.

      During the fourth quarter 1989, the Company's public offering was declared effective. In connection therewith, the Company sold 40,000 units of common stock at $6.00 per unit. Each unit consists of six shares of Common Stock, $.001 par value, thirty Class A Warrants, thirty Class B Warrants and thirty Class C Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at $0.75 per share for an exercise period of eighteen months commencing from the effective date of this offering (the "Effective Date"). Each Class B Warrant entitles the holder thereof to purchase one share of Common Stock at $0.875 per share for an exercise period of two years from the Effective Date. Each Class C Warrant entitles the holder thereof to purchase on share of common Stock at $1.00 per share for and exercise period of two years from the Effective Date. The Company has the right to call the Warrants at any time upon thirty days written notice to the holders of record thereof at a call price of $.01 per Warrant. The Company has extended the life of these Warrants and currently each expires July 17, 2001.

      The Company granted the underwriter of its initial public offering warrants to purchase an aggregate of 4,000 units that are identical in all respects to the units sold to the public pursuant to the terms of the underwriting agreement at an exercise price of $6.42 per unit. The Company has extended the life of these warrants and currently they expire on July 17, 2001.

                          STRATEGIC ACQUISITIONS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                  (CONTINUED)

NOTE 3 - COMMITMENTS AND OTHER MATTERS

      The Company currently utilizes the office of its president as a mailing address. Pursuant to an oral agreement, these facilities are rent free.

NOTE 4 - INCOME TAXES

      At December 31, 2000 and 1999 the Company had available Federal net operating loss carry-forwards of $73,432 and $47,121, respectively. The Company has established a valuation allowance equal to 100% of the deferred tax asset that would be created upon recording the tax effect of the net operating loss carry-forwards, as the Company could not conclude that the deferred tax asset would be realized.

NOTE 5 - REGISTRATION STATEMENT

      A Registration Statement on Form 10-SB was filed with the Securities and Exchange Commission on January 18, 2000. The Company has been advised by the Commission that no review of such statement has been or will be made. The Registration Statement went effective automatically sixty days after filing.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following list of directors and executive officers of the Company, their ages and all positions held by each of them during the past five years.

Richard S. Kaye, 68, has acted as the Company's president and director since 1989. For more than the past five years, Mr. Kaye has managed his own investment portfolio for his own account.

Deborah A. Salerno, 47, is the Company's vice president and a director, positions she held since 1989. She is president and sole owner of DAS Consulting, Inc., a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc. -- a position she resigned in March 1999. She has also acted as president and director of OSK Capital I Corp.
(1999) and secretary and director of Park Hill Capital I Corp. (1999) and Franklyn Resources I, Inc. (1999). Ms. Salerno is the secretary/treasurer and a director of Franklyn Resources II, Inc. and Franklyn Resources III, Inc. and a director and president of OSK Capital II Corp., OSK Capital III Corp. and Park Hill Capital III Corp. Ms. Salerno is the secretary/treasurer and a director of Park Hill Capital II Corp.

Victor E. Stewart, 50, acted as the Company's secretary, treasurer and a director since 1989. Since 1997 Mr. Stewart has been a partner in the law firm of Lovell & Stewart, LLP, which specializes in securities, commodities and antitrust litigation. From 1994 to until 1996 Mr. Stewart served as a director of Deutsche Morgen Grenfell.

Each of the Company's officers and directors are in compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this Form 10-KSB, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.

MANAGEMENT AND 5% OR GREATER              NUMBER          OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS          OF SHARES         PERCENTAGE
------------------------------          ---------         ----------

Richard S. Kaye                           453,333           28.33%
5O East 42nd Street
Suite 1805
New York, NY 10017

Victor E. Stewart                         453,334           28.33%
269 South Irving Street
Ridgewood, NJ 07450

Deborah A. Salerno                        453,333           28.33%
355 South End Avenue
Apartment 22B
New York, NY 10280

All directors and executive              1,360,000          85.0%
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

Item 12. Certain Relationships and Related Transactions

No officer, director, or affiliate of the Company has during the last two years, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such stock issuance might be made.

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

The Company maintains a mailing address at 50 East 42nd Street, Suite 1805, New York, New York 10017, the office of its President, Richard S. Kaye, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the Company will establish and maintain an office after completion of a business combination.

ITEM 13. Exhibits and Reports on Form 8-K.

None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: March 29, 2001

                                         STRATEGIC ACQUISITIONS, INC.


                                       By: /s/ RICHARD S. KAYE
                                           -------------------
                                               Richard S. Kaye
                                               President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                          Title                   Date
----                          -----                   ----

/s/ RICHARD S. KAYE           Director                March 28, 2001
---------------------         President
  Richard S. Kaye

                              Director
                              Secretary
/s/ VICTOR E. STEWART         Treasurer               March 28, 2001
---------------------
  Victor E. Stewart

                              Director
/s/   DEBORAH A. SALERNO      Vice President          March 28, 2001
------------------------
  Deborah A. Salerno