Form 10QSB
period 2001-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2001-05-11
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2001

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

              Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of March 31, 2001, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

                                      INDEX

                                                                          PAGE

Part I - Financial Information
Item 1   Financial Statements
         Balance Sheet (Unaudited)                                          1
         Statement of Operations (Unaudited)                                2
         Statement of Cash Flows (Unaudited)                                3
         Notes to Financial Statements (Unaudited)                          4
Item 2   Management's Discussion and Analysis or Plan of Operation          5
Part II  Other Information                                                  5
Signature                                                                   6

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)





                                     ASSETS

Cash and Equivalents                                            $128,498
                                                                 -------

     TOTAL ASSETS                                               $128,498
                                                                 =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts Payable                                             $16,868

Stockholders' Equity

    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,600,000 shares
    issued and outstanding at September 30, 2000  $   1,600
    Additional Paid-In Capital                      183,703
    Accumulated Deficit                             (73,673)
                                                    --------

       TOTAL STOCKHOLDERS' EQUITY                               111,630
                                                                -------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $128,498
                                                                =======


    The accompanying notes are an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)








Interest Income                                                        $1,736

Expenses:

   Transfer Agent Fees                 $   600
   Auditing Fees                         1,300
   Bank Charges                             40
   Publications                             37
                                       -------

         Total Expenses                                                 1,977
                                                                       ------

              NET LOSS                                                  $(241)


               ACCUMULATED DEFICIT - BEGINNING OF YEAR                (73,432)
                                                                       ------


               ACCUMULATED DEFICIT - END OF YEAR                     $(73,673)
                                                                       ======




Basic Loss Per Common Share                                            $(.046)
                                                                         ====

Weighted Average Number of Shares Outstanding                       1,600,000
                                                                    =========


    The accompanying notes are an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)








   Cash Flows From Operating Activities:

     Net Loss                                                             $(241)

   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:

     Increase in Accounts Payable                                         1,900
                                                                         ------

         Cash Provided by Operating Activities                           $1,659



         CASH AND EQUIVALENT - BEGINNING                                126,839
                                                                        -------

         CASH AND EQUIVALENT - ENDING                                  $128,498
                                                                        =======


    The accompanying notes are an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)






         The accompanying interim financial statements of Strategic Acquisitions Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States consistent in all material respects with those applied in the December 31, 2000 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 2000.


                                       -4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         PLAN OF OPERATION:

         The following Plan of Operations should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2001 and the Form 10-KSB for the fiscal year ended December 31, 2000.

         The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2001, the Company had current assets in the form of cash and cash equivalents of $128,498 and liabilities of $16,868.

         The Company has not realized any revenues from operations in the past two years, and its plan of operation for the next twelve months shall be to continue to locate a suitable acquisition/merger candidate. The Company can provide no assurance that it will continue to satisfy its cash requirements for at least the next twelve months if a suitable acquisition/merger is completed.

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


DATED:  May 11, 2001


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /s/  Richard S. Kaye
                                       ----------------------------------
                                          Richard S. Kaye, President