Form 10QSB
period 2001-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2001-07-25
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended June 30, 2001

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of June 30, 2001, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

                           STRATEGIC ACQUISITIONS INC.


                                      INDEX

                                                                        PAGE
                                                                        ----
Part I - Financial Information

Item 1   Financial Statements

          Balance Sheet at June 30, 2001 (Unaudited)                       1

          Statement of Operations for the six months ended
          June 30, 2001 and 2000 (Unaudited)                               2

          Statement of Cash Flows for the six months ended
          June 30, 2001 and 2000 (Unaudited)                               3

          Notes to Financial Statements (Unaudited)                        4

Item 2   Management's Discussion and Analysis or Plan of Operation         5

Part II  Other Information                                                 5

Signature                                                                  6

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)



                                     ASSETS
                                     ------


Cash and Equivalents                                                                      $ 126,201
                                                                                            -------

          TOTAL ASSETS                                                                    $ 126,201
                                                                                            =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities
-----------

   Accounts Payable                                                                       $  15,369

Stockholders' Equity
--------------------

   Common Stock, par value $.001; authorized
   50,000,000 shares, 1,600,000 shares
   issued and outstanding at June 30, 2001                                $  1,600
   Additional Paid-In Capital                                              183,703

   Accumulated Deficit                                                   (  74,471)
                                                                          --------

          TOTAL STOCKHOLDERS' EQUITY                                                         110,832
                                                                                             -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  126,201
                                                                                             =======


The accompanying notes is an integral part of this financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                SIX MONTHS ENDED
                                   (UNAUDITED)





                                                                 June 30, 2001         June 30, 2000
                                                                 -------------         -------------
Revenues:

   Interest Income                                             $       3,078          $       3,111
                                                                ------------           ------------

Expenses:

   Transfer Agent Fees                                         $       1,200          $       1,200
   Registered Agent Fee                                                  117                    112
   Bank Confirmation Fee                                               - 0 -                     25
   Legal Fees                                                          - 0 -                 20,552
   Auditing Fees                                                       1,700                  1,800
   Publications                                                           37                  - 0 -
   SEC Edgar Filing Expense                                            1,023                  - 0 -
   Bank Charges                                                           40                  - 0 -
                                                                ------------           ------------

        Total Expenses                                                 4,117                 23,689
                                                                ------------           ------------

        NET LOSS                                              $(       1,039)         $(     20,578)
                                                                ============            ===========




Basic Loss Per Common Share                                    $(     .00064)        $(        .012)
                                                                 ===========           ============

Weighted Average Number of Shares Outstanding                      1,600,000              1,600,000
                                                                 ===========           ============


The accompanying notes is an integral part of this financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED
                                   (UNAUDITED)






                                                                     June 30, 2001           June 30, 2000
                                                                     -------------           -------------
  Cash Flows From Operating Activities:

    Net Loss                                                        $(     1,039)             $(  20,578)

   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:

    Increase in Accounts Payable                                             401                   9,835
                                                                      ----------               ---------

        Cash Used in Operating Activities                           $(       638)             $(  10,743)



        Cash - Beginning                                                 126,839                 138,182
                                                                      ----------               ---------

        Cash - ending                                               $    126,201              $  127,439
                                                                      ==========               =========


The accompanying notes is an integral part of this financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)






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

SUBSEQUENT EVENT

        Subsequent to the balance sheet date, the Company extended the life of its Class A, B and C warrants as well as the warrants granted to the underwriters of its initial public offering form July 17, 2001 to January 17, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


             PLAN OF OPERATION:

             The following Plan of Operations should be read in conjunction with the accompanying financial statements for the six-month period ended June 30, 2001 and the Form 10-KSB for the fiscal year ended December 31, 2000.

             The Company remains in the development stage and has limited capital resources and stockholder's equity. At June 30, 2001, the Company had current assets in the form of cash and cash equivalents of $126,201 and liabilities of $15,369.

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


DATED:  July 16, 2001


                             STRATEGIC ACQUISITIONS, INC.

                             BY:   /s/  Richard S. Kaye          .
                                ----------------------------------
                                    Richard S. Kaye, President