Form 10QSB
period 2001-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2001-11-05
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2001, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

                           STRATEGIC ACQUISITIONS INC.


                                      INDEX
                                      -----
                                                                         PAGE
                                                                         ----
Part l - Financial Information

Item 1   Financial Statements
             Balance Sheet at September 30, 2001 (Unaudited)                1

             Statement of Operations for the nine months ended
             September 30, 2001 and 2000 (Unaudited)                        2

             Statement of Cash Flows for the nine months ended
             September 30, 2001 and 2000 (Unaudited)                        3

             Notes to Financial Statements (Unaudited)                      4

Item 2   Management's Discussion and Analysis or Plan of Operation          5

Part ll    Other Information                                                5

Signature                                                                   6

PART 1 - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS

Cash and Equivalents                                                          $ 125,528
                                                                              ---------
               TOTAL ASSETS                                                   $ 125,528
                                                                              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts Payable                                                          $  15,369

Stockholders' Equity

     Common Stock, par value $.001; authorized
     50,000,000 shares, 1,600,000 shares
     issued and outstanding at September 30, 2001               $   1,600

     Additional Paid-In Capital                                   183,703

     Accumulated Deficit                                          (75,144)
                                                                ---------

               TOTAL STOCKHOLDERS' EQUITY                                       110,159
                                                                              ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 125,528
                                                                              =========


The accompanying notes are an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                NINE MONTHS ENDED
                                   (UNAUDITED)

                                                           September 30,
                                                      2001               2000
                                                   -----------       -----------
Revenues:
    Interest Income                                $     4,038       $     4,855
                                                   -----------       -----------

Expenses:
    Transfer Agent Fees                            $     2,000       $     1,800
    Registered Agent Fee                                   117               112
    Bank Confirmation Fee                                  -0-                25
    Legal Fees                                             -0-            22,937
    Auditing Fees                                        2,100             2,525
    Publications                                            37               -0-
    SEC Edgar Filing Expense                             1,456               522
    Bank Charges                                            40               -0-
                                                   -----------       -----------
           Total Expenses                                5,750            27,921
                                                   -----------       -----------
           NET LOSS                                $    (1,712)      $   (23,066)
                                                   ===========       ===========

Basic Loss Per Common Share                        $     (.001)      $     (.014)
                                                   ===========       ===========

Weighted Average Number of Shares Outstanding        1,600,000         1,600,000
                                                   ===========       ===========

The accompanying notes are an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                NINE MONTHS ENDED
                                   (UNAUDITED)

                                                             September 30
                                                         2001            2000
                                                       ---------       ---------
   Cash Flows From Operating Activities:

      Net Loss                                         $  (1,712)      $ (23,066)

    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:

      Increase in Accounts Payable                           401          11,620
                                                       ---------       ---------

           Cash Used in Operating Activities           $  (1,311)      $ (11,446)

           CASH - BEGINNING                              126,839         138,182
                                                       ---------       ---------
           CASH - ENDING                               $ 125,528       $ 126,736
                                                       =========       =========

The accompanying notes are an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1

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

NOTE 2

      The Company extended the life of its Class A, B and C warrants as well as the warrants granted to the underwriters of its initial public offering to January 17, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      PLAN OF OPERATION:

      The following Plan of Operations should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2001 and the Form 10-KSB for the fiscal year ended December 31, 2000.

      The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2001, the Company had current assets in the form of cash and cash equivalents of $125,528 and liabilities of $15,369.

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


DATED:  November 2, 2001


                                          STRATEGIC ACQUISITIONS, INC.

                                          BY:   /s/  Richard S. Kaye
                                             ----------------------------------
                                                Richard S. Kaye, President