Form 10KSB
period 2001-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2002-03-25
CIK 847942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2001

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          for the transition period from ________to________.

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

                                Class B Warrants
                                ----------------
                                (Title of Class)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for fiscal year 2001 were $4,801.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as March 11, 2002, was $60,000.

     As of December 31, 2001, a total of 1,600,000 shares of common stock were issued and outstanding.

     Documents incorporated by reference: None.

     Transitional Small Business Format: No.

                               TABLE OF CONTENTS

                                                                Page

PART I.........................................................  1

Item 1.   Description of Business..............................  1

Item 2.   Description of Property..............................  2

Item 3.   Legal Proceedings....................................  2

Item 4.   Submission of Matters to a Vote of Security .........  2
          Holders


PART II........................................................  2

Item 5.   Market for Common Equity and Related Shareholder.....  2
          Matters

Item 6.   Management's Discussion and Analysis or Plan of......  3
          Operations

Item 7.   Financial Statements.................................  3

Item 8.   Changes in and Disagreements with Accountants on.....  5
          Accounting and Financial Disclosure


PART III.......................................................  5

Item 9.   Directors, Executive Officers, Promoters and.........  5
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation...............................  6

Item 11.  Security Ownership of Certain Beneficial Owners......  6

Item 12.  Certain Relationships and Related Transactions.......  7

Item 13.  Exhibits and Reports on Form 8-K.....................  7

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

At March 1, 2002, there were 217 beneficial and record holders of the Company's common stock.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

          PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2001.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2001, the Company had current assets in the form of cash and cash equivalents of $124,589 and liabilities of $14,968.

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

ITEM 7.   Financial Statements.

                                      PART F/S

                            STRATEGIC ACQUISITIONS INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           INDEX TO FINANCIAL STATEMENTS




                                    CONTENTS

                                                             PAGE
                                                             ----
Cover Page                                                    F-1

Report of Independent Certified Public Accountants            F-2

Balance Sheets, December 31, 2001 and 2000                    F-3

Statements of Operations for the Years Ended
December 31, 2001 and 2000                                    F-4

Statements of Stockholders' Equity,
December 31, 2001 and 2000                                    F-5

Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000                                    F-6

Notes to Financial Statements                              F-7 & F-8

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                   [MR & CO
                                 MAYER RISPLER
                                & COMPANY, P.C.
                                  LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors:
Strategic Acquisitions Inc.
New York, New York

      We have audited the accompanying balance sheets of Strategic Acquisitions Inc. (a Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ Mayer Rispler & Company P.C.

Brooklyn, New York
February 25, 2002

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                           December 31,
                                                                     2001              2000
                                                                  ---------         ---------
                                     ASSETS

Cash and Equivalents                                              $ 124,589         $ 126,839
                                                                  ---------         ---------
         TOTAL ASSETS                                             $ 124,589         $ 126,839
                                                                  =========         =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts Payable                                               $  14,968         $  14,968
                                                                  ---------         ---------

Stockholders' Equity
   Common Stock, par value $.001; authorized
   50,000,000 shares, 1,600,000 shares
   issued and outstanding, respectively                           $   1,600         $   1,600
   Additional Paid-In Capital                                       183,703           183,703
   Accumulated Deficit                                              (75,682)          (73,432)
                                                                  ---------         ---------
         TOTAL STOCKHOLDERS' EQUITY                                 109,621           111,871
                                                                  ---------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 124,589         $ 126,839
                                                                  =========         =========


   The accompanying notes are an integral part of these financial statements.

                               STRATEGIC ACQUISITIONS INC.
                              (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                       YEARS ENDED


                                                                December 31,
                                                         2001                2000
                                                     -----------         -----------
Interest Income                                      $     4,801         $     6,564
                                                     -----------         -----------

Expenses:

  Transfer Agent Fees                                      2,400               2,400
  State of Nevada Filing Fee                                  85                  85
  Registered Agent Fee                                       117                 112
  Bank Fees                                                   40                  25
  Legal Fees                                               - 0 -              26,285
  Auditing Fees                                            2,500               2,925
  SEC Edgar Filing Fees                                    1,872               1,043
  Publications                                                37               - 0 -
                                                     -----------         -----------
      Total Expenses                                       7,051              32,875
                                                     -----------         -----------
      NET LOSS                                       $    (2,250)        $   (26,311)
                                                     ===========         ===========

Basic Loss Per Common Share                          $    (.0014)        $     (.016)
                                                     ===========         ===========
Weighted Average Number of Shares Outstanding          1,600,000           1,600,000
                                                     ===========         ===========


  The accompanying notes are an integral part of these financial statements.

                            STRATEGIC ACQUISITIONS INC.
                           (A Development Stage Company)
                         STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Total
                                                                                                  Stock-
                                                Common        Additional      Accumulated        holders'
                                                 Stock     Paid-In Capital     (Deficit)          Equity
                                                 -----     ---------------    -----------         ------
Issuance of common stock
on July 31, 1989 at par value
($.001 per share) for cash                       $1,360        $  4,640                         $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs                              240         179,063                           179,303

Net Loss - Inception to December 31, 1999                                      $(47,121)          (47,121)
                                                 ------         -------        --------         ---------

Balance - December 31, 1999                       1,600         183,703         (47,121)          138,182

Net Loss                                                                        (26,311)          (26,311)
                                                 ------         -------        --------         ---------

Balance - December 31, 2000                       1,600         183,703         (73,432)          111,871

Net Loss                                                                         (2,250)           (2,250)
                                                 ------        --------        --------         ---------

Balance - December 31, 2001                      $1,600        $183,703        $(75,682)        $ 109,621
                                                 ======        ========        ========         =========


   The accompanying notes are an integral part of these financial statements.

                               STRATEGIC ACQUISITIONS INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                       YEARS ENDED


                                                            December 31,
                                                        2001              2000
                                                     ---------         ---------
Cash Flows From Operating Activities:

 Net Loss                                            $  (2,250)        $ (26,311)

Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:

 Increase in Accounts Payable                            - 0 -            14,968
                                                     ---------         ---------

    Cash Used in Operating Activities                $  (2,250)        $ (11,343)



    CASH - BEGINNING                                   126,839           138,182
                                                     ---------         ---------

    CASH - ENDING                                    $ 124,589         $ 126,839
                                                     =========         =========



   The accompanying notes are an integral part of these financial statements.

                               STRATEGIC ACQUISITIONS INC.
                              (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND 2000





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

CONCENTRATION OF CREDIT RISK - At December 31, 2001 and 2000, the Company maintained all its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

      During the fourth quarter 1989, the Company's public offering was declared effective. In connection therewith, the Company sold 40,000 units of common stock at $6.00 per unit. Each unit consists of six shares of Common Stock, $.001 par value, thirty Class A Warrants, thirty Class B Warrants and thirty Class C Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at $0.75 per share for an exercise period of eighteen months commencing from the effective date of this offering (the "Effective Date"). Each Class B Warrant entitles the holder thereof to purchase one share of Common Stock at $0.875 per share for an exercise period of two years from the Effective Date. Each Class C Warrant entitles the holder thereof to purchase on share of common Stock at $1.00 per share for and exercise period of two years from the Effective Date. The Company has the right to call the Warrants at any time upon thirty days written notice to the holders of record thereof at a call price of $.01 per Warrant. The Company has extended the life of these Warrants and currently each expires July 17, 2002.

      The Company granted the underwriter of its initial public offering warrants to purchase an aggregate of 4,000 units that are identical in all respects to the units sold to the public, pursuant to the terms of the underwriting agreement, at an exercise price of $6.42 per unit. The Company has extended the life of these warrants and currently they will expire on July 17, 2002.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (CONTINUED)



NOTE 3 - COMMITMENTS AND OTHER MATTERS

      The Company currently utilizes the office of its president as a mailing address. Pursuant to an oral agreement, these facilities are rent free.

NOTE 4 - INCOME TAXES

      At December 31, 2001 and 2000 the Company had available Federal net operating loss carry-forwards of $75,682 and $73,432, respectively. The Company has established a valuation allowance equal to 100% of the deferred tax asset that would be created upon recording the tax effect of the net operating loss carry-forwards, as the Company could not conclude that the deferred tax asset would be realized.

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

          Richard S. Kaye, 69, has acted as the Company's president and director since 1989. For more than the past five years, Mr. Kaye has managed his own investment portfolio for his own account.

          Deborah A. Salerno, 48, is the Company's vice president and a director, positions she held since 1989. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc. -- a position she resigned in March 1999. She has also acted as president and director of New York Regional Rail Corp. (1999) and secretary and director of Park Hill Capital I Corp. (1999) and Franklyn Resources I, Inc. (1999). Ms. Salerno is the secretary/treasurer and a director of Franklyn Resources II, Inc. and Franklyn Resources III, Inc. and a director and president of OSK Capital II Corp., OSK Capital III Corp. and Park Hill Capital III Corp. Ms. Salerno is the secretary/treasurer and a director of Park Hill Capital II Corp.

          Victor E. Stewart, 51, acted as the Company's secretary, treasurer and a director since 1989. Since 1997 Mr. Stewart has been a partner in the law firm of Lovell & Stewart, LLP, which specializes in securities, commodities and antitrust litigation. From 1994 to until 1996 Mr. Stewart served as a director of Deutsche Morgen Grenfell.

          Each of the Company's officers and directors are in compliance with
          Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

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


MANAGEMENT AND 5% OR GREATER            NUMBER              OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS         OF SHARES           PERCENTAGE
------------------------------         ---------           ----------

Richard S. Kaye                         453,333              28.33%
50 East 42nd Street
Suite 1805
New York, NY 10017

Victor E. Stewart                       453,334              28.33%
269 South Irving Street
Ridgewood, NJ  07450

Deborah A. Salerno                      453,333              28.33%
355 South End Avenue
Apartment 22B
New York, NY 10280

All directors and executive           1,360,000              85.0%
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

Date:     March 25, 2002


                                        STRATEGIC ACQUISITIONS, INC.



                                 BY:       /s/ RICHARD S. KAYE
                                        ______________________________
                                               Richard S. Kaye
                                               President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                             Title                 Date
----                             -----                 ----
                                 Director
   /s/ RICHARD S. KAYE           President             March 22, 2002
_________________________
       Richard S. Kaye


                                 Director
                                 Secretary
  /s/ VICTOR E. STEWART          Treasurer             March 22, 2002
_________________________
      Victor E. Stewart


                                 Director
  /s/ DEBORAH A. SALERNO         Vice President        March 22, 2002
_________________________
      Deborah A. Salerno
