Form 10QSB
period 2002-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2002-05-06
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2002

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of March 31, 2002, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

                           STRATEGIC ACQUISITIONS INC.


                                      INDEX

                                                                          PAGE
Part I -    Financial Information
Item 1      Financial Statements
            Balance Sheet at March 31, 2002 (Unaudited)                     1
            Statement of Operations and Accumulated Deficit
            For the three months ended March 31, 2002 (Unaudited)           2
            Statement of Cash Flows for the three months ended
            March 31, 2002 (Unaudited)                                      3
            Notes to Financial Statements (Unaudited)                       4
Item 2      Management's Discussion and Analysis or Plan of Operation       5
Part II     Other Information                                               5
            Signature                                                       6

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS
Cash and Equivalents                                                   $125,111
                                                                       --------
             TOTAL ASSETS                                              $125,111
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts Payable                                                   $ 16,868
Stockholders' Equity
           Common Stock, par value $.001; authorized
           50,000,000 shares, 1,600,000 shares
           issued and outstanding at March 31, 2002         $  1,600
    Additional Paid-In Capital                               183,703
    Accumulated Deficit                                      (77,060)
                                                            --------
             TOTAL STOCKHOLDERS' EQUITY                                 108,243
                                                                       --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $125,111
                                                                       ========

The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


Interest Income                                                   $       522

Expenses:

   Transfer Agent Fees                                  $   600
   Auditing Fees                                          1,300
                                                        -------

         Total Expenses                                                  1,900
                                                                  ------------

              NET LOSS                                            $(     1,378)


               ACCUMULATED DEFICIT - JANUARY 1, 2002               (    75,681)
                                                                  ------------


               ACCUMULATED DEFICIT - MARCH 31, 2002               $(    77,059)
                                                                  ============




Basic Loss Per Common Share                                       $(      .048)
                                                                  ============

Weighted Average Number of Shares Outstanding                        1,600,000
                                                                  ============

The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


  Cash Flows From Operating Activities:
     Net Loss                                                      $(   1,378)

   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:

     Increase in Accounts Payable                                       1,900
                                                                   ----------

         Cash Provided by Operating Activities                     $      522

         CASH - JANUARY 1,2002                                        124,589
                                                                   ----------

         CASH - MARCH 31, 2002                                     $  125,111
                                                                   ==========

The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


         The accompanying interim financial statements of Strategic Acquisitions Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States consistent in all material respects with those applied in the December 31, 2001 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         PLAN OF OPERATION:

         The following Plan of Operations should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2002 and the Form 10-KSB for the fiscal year ended December 31, 2001.

         The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2002, the Company had current assets in the form of cash and cash equivalents of $125,111 and liabilities of $16,869.

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


DATED:  April 30, 2002


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /s/  Richard S. Kaye          .
                                       ----------------------------------
                                            Richard S. Kaye, President