Form 10QSB
period 2002-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2002-07-23
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of June 30, 2002, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

                           STRATEGIC ACQUISITIONS INC.




                                      INDEX

                                                                            PAGE
                                                                            ----
Part I - Financial Information

Item 1   Financial Statements

         Balance Sheet at June 30, 2002 (Unaudited)                          1

         Statements of Operations for the six months ended
         June 30, 2002 and 2001 (Unaudited)                                  2

         Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001 (Unaudited)                                  3

         Notes to Financial Statements (Unaudited)                           4

Item 2   Management's Discussion and Analysis or Plan of Operation           5

Part II  Other Information                                                   5

Signature                                                                    6

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)



                                     ASSETS

Cash and Equivalents                                                                      $ 122,061
                                                                                          ---------
             TOTAL ASSETS                                                                 $ 122,061
                                                                                          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

    Accounts Payable                                                                      $  15,369

Stockholders' Equity

    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,600,000 shares
    issued and outstanding at June 30, 2002                               $   1,600

    Additional Paid-In Capital                                              183,703

    Accumulated Deficit                                                    ( 78,611)
                                                                          ---------

             TOTAL STOCKHOLDERS' EQUITY                                                     106,692
                                                                                          ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 122,061
                                                                                          =========



The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                SIX MONTHS ENDED
                                   (UNAUDITED)



                                                       June 30, 2002          June 30, 2001
                                                       -------------          -------------
Revenues:
    Interest Income .........................          $        968           $      3,078
                                                       ------------           ------------

Expenses:

    Transfer Agent Fees .....................          $      1,200           $      1,200
    Registered Agent Fees ...................                   122                    117
    Auditing Fees ...........................                 1,725                  1,700
    Publications ............................                 - 0 -                     37
    SEC Edgar Filing Expense ................                   849                  1,023
    Bank Charges ............................                     0                     40
                                                       ------------           ------------

         Total Expenses .....................                 3,896                  4,117
                                                       ------------           ------------

         NET LOSS ...........................          $(     2,928)          $(     1,039)
                                                       ============           ============


Basic Loss Per Common Share .................          $(      .002)          $(     .0006)
                                                       ============           ============

Weighted Average Number of Shares Outstanding             1,600,000              1,600,000
                                                       ============           ============



The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED
                                   (UNAUDITED)



                                                          June 30, 2002          June 30, 2001
                                                          -------------          -------------
    Cash Flows From Operating Activities:

     Net Loss ..................................          $(     2,928)          $(     1,039)

   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:

     Increase in Accounts Payable ..............                   400                    401
                                                          ------------           ------------

         Cash Used in Operating Activities .....          $(     2,528)           (       638)


         CASH - BEGINNING ......................               124,589                126,839
                                                          ------------           ------------

         CASH - END ............................          $    122,061           $    126,201
                                                          ============           ============



The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)




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

SUBSEQUENT EVENT

      Subsequent to the balance sheet date, the Company extended the life of its Class A, B and C warrants as well as the warrants granted to the underwriters of its initial public offering form July 17, 2002 to January 17, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          PLAN OF OPERATION:

          The following Plan of Operations should be read in conjunction with the accompanying financial statements for the six-month period ended June 30, 2002 and the Form 10-KSB for the fiscal year ended December 31, 2001.

          The Company remains in the development stage and has limited capital resources and stockholder's equity. At June 30, 2002, the Company had current assets in the form of cash and cash equivalents of $122,061 and liabilities of $15,369.

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

DATED: July 19, 2002


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /s/  Richard S. Kaye          .
                                       ----------------------------------
                                            Richard S. Kaye, President