Form 10QSB
period 2002-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2002-10-28
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2002, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

                           STRATEGIC ACQUISITIONS INC.




                                      INDEX

                                                                      PAGE
                                                                      ----

Part l - Financial Information

Item 1   Financial Statements

         Balance Sheet at September 30, 2002 (Unaudited)                1

         Statements of Operations for the nine months ended
         September 30, 2002 and 2001 (Unaudited)                        2

         Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001 (Unaudited)                        3

         Notes to Financial Statements (Unaudited)                      4

Item 2   Management's Discussion and Analysis or Plan of Operation      5

Part II  Other Information                                              5

Signature                                                               6

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Cash and Equivalents                                                    $121,041
                                                                        --------

        TOTAL ASSETS                                                    $121,041
                                                                        ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Accounts Payable                                                     $ 15,369

Stockholders' Equity

   Common Stock, par value $.001; authorized
   50,000,000 shares, 1,600,000 shares
   issued and outstanding at June 30, 2002                  $  1,600

   Additional Paid-In Capital                                183,703

   Accumulated Deficit                                       (79,631)
                                                            --------

        TOTAL STOCKHOLDERS' EQUITY                                       105,672
                                                                        --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $121,041
                                                                        ========


The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                NINE MONTHS ENDED
                                   (UNAUDITED)

                                                          September 30,
                                                      2002             2001
                                                   ----------       ----------
Revenues:

   Interest Income                                 $    1,375       $    4,038
                                                   ----------       ----------

Expenses:

   Transfer Agent Fees                             $    1,800       $    2,000
   Registered Agent Fees                                  122              117
   Publications                                         - 0 -               37
   Auditing Fees                                        2,150            2,100
   SEC Edgar Filing Expense                             1,252            1,456
   Bank Charges                                         - 0 -               40
                                                   ----------       ----------

      Total Expenses                                    5,324            5,750
                                                   ----------       ----------

      NET LOSS                                     $   (3,949)      $   (1,712)
                                                   ==========       ==========


Basic Loss Per Common Share                        $    (.002)      $    (.001)
                                                   ==========       ==========

Weighted Average Number of Shares Outstanding       1,600,000        1,600,000
                                                   ==========       ==========


The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED
                                   (UNAUDITED)

                                                          September 30,
                                                      2002             2001
                                                   ----------       ----------
Cash Flows From Operating Activities:

 Net Loss                                          $   (3,949)      $   (1,712)

Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:

 Increase in Accounts Payable                             400              401
                                                   ----------       ----------

    Cash Used in Operating Activities              $   (3,549)      $   (1,311)


    Cash - BEGINNING                                  124,590          126,839
                                                   ----------       ----------

    Cash - END                                     $  121,041       $  125,528
                                                   ==========       ==========



The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

      The Company extended the life of its Class A, B and C warrants as well as the warrants granted to the underwriters of its initial public offering from July 17, 2002 to January 17, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


            PLAN OF OPERATION:

            The following Plan of Operations should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2002 and the Form 10-KSB for the fiscal year ended December 31, 2001.

            The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2002, the Company had current assets in the form of cash and cash equivalents of $121,041 and liabilities of $15,369.

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

DATED: October 17, 2002


                                        STRATEGIC ACQUISITIONS, INC.

                                        BY:   /s/  Richard S. Kaye
                                           ---------------------------
                                           Richard S. Kaye, President