Form 10QSB/A
period 2002-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2002-12-24
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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

                           STRATEGIC ACQUISITIONS INC.



                                      INDEX

                                                                            PAGE
                                                                            ----

Part I - Financial Information

Item 1   Financial Statements

         Balance Sheet at September 30, 2002 (Unaudited)                      1

         Statements of Operations for the nine months ended
         September 30, 2002 and 2001 (Unaudited)                              2

         Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001 (Unaudited)                              3

         Notes to Financial Statements (Unaudited)                            4

Item 2   Management's Discussion and Analysis or Plan of Operation            5

Item 3   Controls and Procedures                                              5

Part II  Other Information                                                    6

Certifications                                                               7-8

Signature                                                                     9

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2002
                                   (unaudited)





                                     ASSETS

Cash and Equivalents                                                        $ 121,041
                                                                            ---------

         TOTAL ASSETS                                                       $ 121,041
                                                                            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Accounts Payable                                                         $  15,369

Stockholders' Equity

   Common Stock, par value $.001; authorized
   50,000,000 shares, 1,600,000 shares
   issued and outstanding at June 30, 2002                     $   1,600

   Additional Paid-In Capital                                    183,703

   Accumulated Deficit                                           (79,631)
                                                               ---------

         TOTAL STOCKHOLDERS' EQUITY                                           105,672
                                                                            ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 121,041
                                                                            =========



The accompanying note is an integral part of this financial statement.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                NINE MONTHS ENDED
                                   (unaudited)


                                                           September 30,
Revenues:                                             2002              2001
                                                  ------------      ------------

   Interest Income                                $      1,375      $      4,038
                                                  ------------      ------------

Expenses:

   Transfer Agent Fees                            $      1,800      $      2,000
   Registered Agent Fees                                   122               117
   Publications                                          - 0 -                37
   Auditing Fees                                         2,150             2,100
   SEC Edgar Filing Expense                              1,252             1,456
   Bank Charges                                          - 0 -                40
                                                  ------------      ------------

      Total Expenses                                     5,324             5,750
                                                  ------------      ------------

      NET LOSS                                    $     (3,949)     $     (1,712)
                                                  ============      ============


Basic Loss Per Common Share                       $      (.002)     $      (.001)
                                                  ============      ============

Weighted Average Number of Shares Outstanding        1,600,000         1,600,000
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

ITEM 3. CONTROLS AND PROCEDURES


      Item 3 was inadvertently omitted in the FORM 10-QSB filed October 28, 2002 for the quarterly period ended September 30, 2002. The issuer is not an operating entity. Its sole asset is cash and cash equivalents in an account in a major banking institution. Our controls and procedures provide reasonable assurance as to the reliability of the financial statements and other disclosure included in this report, as well as safeguard its cash assets from unauthorized use or disposition. The effectiveness of our disclosure controls and procedures are under the supervision of our President and Principal Financial Officer. No changes were made to our internal controls or other factors that could significantly affect these controls and procedures as of a date within 90 days of the filing date of this report.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                      CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES - OXLEY ACT OF 2002


I, Richard S. Kaye, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Strategic Acquisitions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report,

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared. The registrant has no consolidated or unconsolidated subsidiaries.

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management. The registrant does not have an audit committee or any employees; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

December 19, 2002

/s/ Richard S. Kaye
---------------------------------
Richard S. Kaye
President and Principal Financial
Officer

                      CERTIFICATION PURSUANT TO SECTION 906
                       OF THE SARBANES - OXLEY ACT OF 2002


In connection with the filing of the Quarterly Report on form 10-QSB of Strategic Acquisitions, Inc. for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission, I, Richard S. Kaye, hereby certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 19, 2002

/s/ Richard S. Kaye
------------------------------------
Richard S. Kaye
President and Principal Financial
Officer

                                   SIGNATURES:

   In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

DATED: December 19, 2002


                                      STRATEGIC ACQUISITIONS, INC.

                                      BY: /s/ Richard S. Kaye
                                         ---------------------------------
                                          Richard S. Kaye, President