Form 10KSB
period 2002-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2003-03-21
CIK 847942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2002

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for fiscal year 2002 were $1,722.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as March 3, 2002, was $174,000.

     As of December 31, 2002, a total of 1,600,000 shares of common stock were issued and outstanding.

     Documents incorporated by reference: None.

     Transitional Small Business Format: No.

                               TABLE OF CONTENTS

                                                                Page

PART I.........................................................  1

Item 1.   Description of Business..............................  1

Item 2.   Description of Property..............................  2

Item 3.   Legal Proceedings....................................  2

Item 4.   Submission of Matters to a Vote of Security .........  2
          Holders


PART II........................................................  2

Item 5.   Market for Common Equity and Related Shareholder.....  2
          Matters

Item 6.   Management's Discussion and Analysis or Plan of......  3
          Operations

Item 7.   Financial Statements.................................  3-4

Item 8.   Changes in and Disagreements with Accountants on.....  5
          Accounting and Financial Disclosure


PART III.......................................................  5

Item 9.   Directors, Executive Officers, Promoters and.........  5
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation...............................  6

Item 11.  Security Ownership of Certain Beneficial Owners......  6

Item 12.  Certain Relationships and Related Transactions.......  7

Item 13.  Exhibits and Reports on Form 8-K.....................  7

Item 14.  Controls and Procedures..............................  8

Signatures.....................................................  9

Certifications.................................................  10-11

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

At February 21, 2003, there were 217 beneficial and record holders of the Company's common stock.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

          PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2002.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2002, the Company had current assets in the form of cash and cash equivalents of $119,474 and liabilities of $14,968.

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

ITEM 7.   Financial Statements.



                      THIS AREA INTENTIONALLY LEFT BLANK
                 Item 7. Financial Statements Begin on Page 4

                                    PART F/S

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Certified Public Accountants                    F1

Balance Sheets, December 31, 2002 and 2001                            F2

Statements of Operations for the Years Ended
December 31, 2002 and 2001                                            F3

Statements of Stockholders' Equity,
December 31, 2002 and 2001                                            F4

Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001                                            F5

Notes to Financial Statements                                        F6-7

                               [MR&CO LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors:
Strategic Acquisitions Inc.
New York, New York

      We have audited the accompanying balance sheets of Strategic Acquisitions Inc. (a Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Mayer Rispler & Company P.C.

February 4, 2003


                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  December 31,
                                                              2002            2001
                                                              ----            ----
                            ASSETS
Cash and Equivalents                                         $119,474        $124,589
                                                              -------         -------
             TOTAL ASSETS                                    $119,474        $124,589
                                                              =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Accounts Payable                                         $ 14,968        $ 14,968
                                                             --------        --------
Stockholders' Equity
    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,600,000 shares
    issued and outstanding, respectively                     $  1,600        $  1,600
    Additional Paid-In Capital                                183,703         183,703
    Accumulated Deficit                                       (80,797)        (75,682)
                                                             --------        --------
       TOTAL STOCKHOLDERS' EQUITY                             104,506         109,621
                                                              -------         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $119,474        $124,589
                                                              =======         =======

The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   YEARS ENDED





                                                                December 31,

                                                         2002                 2001
                                                         ----                 ----

Interest Income                                     $       1,722      $       4,801

                                                    -------------      -------------
Expenses:
   Transfer Agent Fees                                      2,400              2,400
   State of Nevada Filing Fee                                  85                 85
   Registered Agent Fee                                       122                117
   Bank Fees                                                - 0 -                 40
   Auditing Fees                                            2,575              2,500
   SEC Edgar Filing Fees                                    1,655              1,872
   Publications                                             - 0 -                 37
                                                   --------------      -------------
         Total Expenses                                     6,837              7,051
                                                   --------------      -------------
         NET LOSS                                   $      (5,115)      $     (2,250)
                                                    =============      =============
Basic Loss Per Common Share                         $      (.0031)      $     (.0014)
                                                    =============      =============
Weighted Average Number of Shares Outstanding           1,600,000          1,600,000
                                                        =========          =========

The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Total
                                                Common       Additional    Accumulated    Stockholder's
                                                Stock     Paid-In Capital   (Deficit)        Equity
                                                -----     ---------------    -------         ------
Issuance of common stock
on July 31, 1989 at par value
($.001 per share) for cash                       $1,360      $   4,640                     $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs                              240        179,063                       179,303

Net Loss - Inception to December 31, 2000                                   $ (73,432)       (73,432)
                                              ---------      ---------      ----------     ----------
Balance - December 31, 2000                       1,600        183,703        (73,432)       111,871

Net Loss                                                                       (2,250)        (2,250)
                                              ---------      ---------      ----------     ----------
Balance - December 31, 2001                       1,600        183,703        (75,682)       109,621

Net Loss                                                                       (5,115)        (5,115)
                                              ---------      ---------      ----------     ----------
Balance - December 31, 2002                   $   1,600      $ 183,703      $ (80,797)     $ 104,506
                                              =========      =========      =========      =========

The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   YEARS ENDED

                                                              December 31,
                                                          2002             2001
                                                          ----             ----
  Cash Flows From Operating Activities:
     Net Loss                                         $   (5,115)     $   (2,250)
   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:
     Increase in Accounts Payable                          - 0 -           - 0 -
                                                      ----------      ----------
         Cash Used in Operating Activities            $   (5,115)     $   (2,250)
         CASH - BEGINNING                                124,589         126,839
                                                         -------         -------
         CASH - ENDING                                  $119,474        $124,589
                                                         =======         =======

Supplemental Disclosures of Cash Flow Information

   Cash Paid For:

      Interest                                 $- 0 -
      Income Taxes                             $- 0 -

The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

CONCENTRATION OF CREDIT RISK - At December 31, 2002 and 2001, the Company maintained all its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

      During the fourth quarter 1989, the Company's public offering was declared effective. In connection therewith, the Company sold 40,000 units of common stock at $6.00 per unit. Each unit consists of six shares of Common Stock, $.001 par value, thirty Class A Warrants, thirty Class B Warrants and thirty Class C Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at $0.75 per share for an exercise period of eighteen months commencing from the effective date of this offering (the "Effective Date"). Each Class B Warrant entitles the holder thereof to purchase one share of Common Stock at $0.875 per share for an exercise period of two years from the Effective Date. Each Class C Warrant entitles the holder thereof to purchase on share of common Stock at $1.00 per share for and exercise period of two years from the Effective Date. The Company has the right to call the Warrants at any time upon thirty days written notice to the holders of record thereof at a call price of $.01 per Warrant. The Company has extended the life of these Warrants and currently each expires July 17, 2003.


                                       F6

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

      The Company granted the underwriter of its initial public offering warrants to purchase an aggregate of 4,000 units that are identical in all respects to the units sold to the public, pursuant to the terms of the underwriting agreement, at an exercise price of $6.42 per unit. The Company has extended the life of these warrants and currently they will expire on July 17, 2003.

NOTE 3 - COMMITMENTS AND OTHER MATTERS

      The Company currently utilizes the office of its president as a mailing address. Pursuant to an oral agreement, these facilities are rent free.

NOTE 4 - INCOME TAXES

      At December 31, 2002 and 2001 the Company had available Federal net operating loss carry-forwards of $80,797 and $75,682, respectively. The Company has established a valuation allowance equal to 100% of the deferred tax asset that would be created upon recording the tax effect of the net operating loss carry-forwards, as the Company could not conclude that the deferred tax asset would be realized.


                                       F7

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

          Richard S. Kaye, 70, has acted as the Company's president and director since 1989. For more than the past five years, Mr. Kaye has managed his own investment portfolio for his own account.

          Deborah A. Salerno, 49, is the Company's vice president and a director, positions she held since 1989. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc. -- a position she resigned in March 1999. She has also acted as president and director of New York Regional Rail Corp. (1999) and secretary and director of Park Hill Capital I Corp. (1999) and Franklyn Resources I, Inc. (1999). Ms. Salerno is the secretary/treasurer and a director of Franklyn Resources II, Inc. and Franklyn Resources III, Inc. and a director and president of OSK Capital II Corp., OSK Capital III Corp. and Park Hill Capital III Corp. Ms. Salerno is the secretary/treasurer and a director of Park Hill Capital II Corp.

          Victor E. Stewart, 52, acted as the Company's secretary, treasurer and a director since 1989. Since 1997 Mr. Stewart has been a partner in the law firm of Lovell Stewart Halebian LLP, which specializes in securities, commodities and antitrust litigation. From 1994 to until 1996 Mr. Stewart served as a director of Deutsche Morgen Grenfell.

          Each of the Company's officers and directors are in compliance with
          Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

None.

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

The Company does not have an Equity Compensation Plan nor are any securities authorized for issuance under such type plan.

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

ITEM 14. Controls and Procedures.

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

Date: March 21, 2003

                                                    STRATEGIC ACQUISITIONS, INC.


                                                    By:  /s/ RICHARD S. KAYE
                                                        ------------------------
                                                             Richard S. Kaye
                                                             President
                                                             Principal Financial
                                                               Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ RICHARD S. KAYE           Principal Financial Officer
----------------------        Director                           March 21, 2003
    Richard S. Kaye

                              Secretary
/s/ VICTOR E. STEWART         Treasurer
----------------------        Director                           March 21, 2003
    Victor E. Stewart


/s/ DEBORAH A. SALERNO        Vice President
----------------------        Director                           March 21, 2003
    Deborah A. Salerno

                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, Richard S. Kaye, certify that:

1. I have reviewed this annual report on Form 10-KSB of Strategic Acquisitions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this annual report is being prepared. The registrant has no consolidated or unconsolidated subsidiaries.

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

   c) presented in this annual report my conclusions about the effectiveness of disclosure controls and procedures based on my evaluation as of the Evaluation Date:

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

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

/s/ RICHARD S. KAYE                                         March 21, 2003
---------------------------------------
Richard S. Kaye
President and Principal Financial
Officer

                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Strategic Acquisitions, Inc. for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, I, Richard S. Kaye, hereby certify that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ RICHARD S. KAYE                                               March 21, 2003
---------------------------------
Richard S. Kaye
President and Principal Financial
Officer