Form 10QSB
period 2003-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2003-05-15
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ x ]        QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

                                 (212) 682-5058
                           (Issuer's Telephone Number)
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of March 31, 2003, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART 1 - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                                  Balance sheet
                                 March 31, 2003
                                   (unaudited)





                                 ASSETS


Cash and Equivalents                                      $ 118,693
                                                          ---------

             TOTAL ASSETS                                 $ 118,693
                                                          =========



               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

    Accounts Payable                                      $  16,444

STOCKHOLDERS' EQUITY

    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,600,000 shares
    issued and outstanding at June 30, 2002               $   1,600

    Additional Paid-In Capital                              183,703

    Accumulated Deficit                                     (83,054)
                                                          ---------

             TOTAL STOCKHOLDERS' EQUITY                     102,249
                                                          ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 118,693
                                                          =========

   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             Statement of Operations
                               THREE MONTHS ENDED
                                   (unaudited)








                                                         March 31,
Revenues:                                           2003           2002
                                                    ----           ----

    Interest Income .........................   $       314    $       522
                                                -----------    -----------

Expenses:

    Transfer Agent Fees .....................   $       600    $       600
    Publications ............................            59            - 0 -
    Auditing Fees ...........................         1,475          1,300
    SEC Edgar Filing Expense ................           412            - 0 -
    Bank Charges ............................            25            - 0 -
                                                -----------    -----------


         Total Expenses .....................         2,571          1,900
                                                -----------    -----------

         NET LOSS ...........................   $    (2,257)   $    (1,378)
                                                ===========    ===========




Basic Loss Per Common Share .................   $     (.001)   $     (.001)
                                                ===========    ===========

Weighted Average Number of Shares Outstanding     1,600,000      1,600,000
                                                ===========    ===========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED
                                   (UNAUDITED)


                                                            March 31,
                                                       2003          2002
                                                       ----          ----

    Cash Flows From Operating Activities:

     Net Loss ..................................   $  (2,257)   $  (1,378)

   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:

     Increase in Accounts Payable ..............       1,475        1,900
                                                   ---------    ---------

         Cash Used in Operating Activities .....   $    (782)   $     522



         Cash - BEGINNING ......................     119,475      124,589
                                                   ---------    ---------

         Cash - END ............................   $ 118,693    $ 125,111
                                                   =========    =========

   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)





     The accompanying interim financial statements of Strategic Acquisitions Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States consistent in all material respects with those applied in the December 31, 2002 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 2002.

     The Company extended the life of its Class A, B and C warrants as well as the warrants granted to the underwriters of its initial public offering from January 17, 2003 to July 17, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2003 and the Form 10-KSB for the fiscal year ended December 31, 2002.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2003, the Company had current assets in the form of cash and cash equivalents of $118,693 and liabilities of $16,444.

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


DATED:  May 15, 2003


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  RICHARD S. KAYE
                                       ----------------------------------
                                            Richard S. Kaye, President

                      Certification Pursuant to Section 906
                       of the Sarbanes - Oxley Act of 2002


In connection with the filing of the Quarterly Report on form 10-QSB of Strategic Acquisitions, Inc. for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission, I, Richard S. Kaye, hereby certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) , as applicable, of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 15, 2003

/S/ RICHARD S. KAYE
----------------------------------

Richard S. Kaye
President and Principal Financial
Officer

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

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors hat could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

May 15, 2003

/S/ RICHARD S. KAYE
-----------------------------------

Richard S. Kaye
President and Principal Financial
Officer