Form 10QSB
period 2003-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2003-08-08
CIK 847942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

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

                         50 East 42nd Street, Suite 1805
                            New York, New York 10017
                     (Address of Principal Executive Office)

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of June 30, 2003, a total of 1,600,000 shares of Common Stock, par value $.002 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)





                                     ASSETS


Cash and Equivalents                                                                           $116,901
                                                                                               --------

             TOTAL ASSETS                                                                      $116,901
                                                                                               ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

    Accounts Payable                                                                           $ 15,772

Stockholders' Equity

    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,600,000 shares
    issued and outstanding at June 30, 2003                                      $  1,600

    Additional Paid-In Capital                                                    183,703

    Accumulated Deficit                                                           (84,174)
                                                                                 --------

             TOTAL STOCKHOLDERS' EQUITY                                                         101,129
                                                                                               --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $116,901
                                                                                               ========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                SIX MONTHS ENDED
                                   (UNAUDITED)


Revenues:                                         June 30, 2003     June 30, 2002
                                                   -----------       -----------
    Interest Income                                $       609       $       968
                                                   -----------       -----------

Expenses:

    Transfer Agent Fees                            $     1,200       $     1,200
    Registered Agent Fees                                  126               122
    Auditing Fees                                        1,925             1,725
    Publications                                            94             - 0 -
    SEC Edgar Filing Expense                               616               849
    Bank Charges                                            25             - 0 -
                                                   -----------       -----------


         Total Expenses                                  3,986             3,896
                                                   -----------       -----------

         NET LOSS                                  $    (3,377)      $    (2,928)
                                                   ===========       ===========




Basic Loss Per Common Share                        $     (.002)      $     (.002)
                                                   ===========       ===========

Weighted Average Number of Shares Outstanding        1,600,000         1,600,000
                                                   ===========       ===========



    The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED
                                   (UNAUDITED)



                                                 June 30, 2003   June 30, 2002
                                                 -------------   -------------
 Cash Flows From Operating Activities:

  Net Loss                                         $  (3,377)      $  (2,928)

Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:

  Increase in Accounts Payable                           804             400
                                                   ---------       ---------

      Cash Used in Operating Activities            $  (2,573)      $  (2,528)



      Cash - BEGINNING                               119,474         124,589
                                                   ---------       ---------

      Cash - END                                   $ 116,901       $ 122,061
                                                   =========       =========



    The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A development stage company)
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


     The accompanying interim financial statements of Strategic Acquisitions Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the December 31, 2002 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 2002.


SUBSEQUENT EVENT

     Subsequent to the balance sheet date, the Company extended the life of its Class A, B and C warrants as well as the warrants granted to the underwriters of its initial public offering from July 17, 2003 to January 15, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the three-month period ended June 30, 2003 and the Form 10-KSB for the fiscal year ended December 31, 2002.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At June 30, 2003, the Company had current assets in the form of cash and cash equivalents of $116,901 and liabilities of $15,773.

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


DATED:  August 8, 2003



                                    STRATEGIC ACQUISITIONS, INC.

                                    BY: /s/  Richard S. Kaye
                                        ----------------------------------
                                        Richard S. Kaye, President









                      Certification Pursuant to Section 906
                       of the Sarbanes - Oxley Act of 2002


In connection with the filing of the Quarterly Report on form 10-QSB of Strategic Acquisitions, Inc. for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission, I, Richard S. Kaye, hereby certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securtities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


DATED: August 8, 2003


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

August 8, 2003

/s/ Richard S. Kaye
------------------------------------
Richard S. Kaye
President and Principal Financial
Officer