Form 10QSB
period 2003-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2003-11-06
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2003, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART i - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Cash and Equivalents                                                                $115,040
                                                                                    --------
             TOTAL ASSETS                                                           $115,040
                                                                                    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities
-----------

    Accounts Payable                                                                $ 15,368

Stockholders' Equity
--------------------

    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,600,000 shares
    issued and outstanding at September 30, 2003                   $     1,600

    Additional Paid-In Capital                                         183,703

    Accumulated Deficit                                                (85,631)
                                                                      --------

             TOTAL STOCKHOLDERS' EQUITY                                               99,672
                                                                                    --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $115,040
                                                                                    ========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                NINE MONTHS ENDED
                                   (UNAUDITED)



                                                       September 30,
Revenues:                                           2003           2002
                                                -----------    -----------

    Interest Income                             $       912    $     1,375
                                                -----------    -----------

Expenses:

    Transfer Agent Fees                         $     1,800    $     1,800
    Registered Agent Fees                               126            122
    Publications                                         94          - 0 -
    Auditing Fees                                     2,375          2,150
    SEC Edgar Filing Expense                          1,326          1,252
    Bank Charges                                         25          - 0 -
                                                -----------    -----------


         Total Expenses                               5,746          5,324
                                                -----------    -----------

         NET LOSS                               $    (4,834)   $    (3,949)
                                                ===========    ===========




Basic Loss Per Common Share                     $     (.003)   $     (.002)
                                                ===========    ===========

Weighted Average Number of Shares Outstanding     1,600,000      1,600,000
                                                ===========    ===========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED
                                   (UNAUDITED)



                                                     September 30,
                                                   2003         2002
                                                ---------    ---------

 Cash Flows From Operating Activities:

  Net Loss                                      $  (4,834)   $  (3,949)

Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities:

  Increase in Accounts Payable                        400          400
                                                ---------    ---------

      Cash Used in Operating Activities         $  (4,434)   $  (3,549)



      Cash - BEGINNING                            119,474      124,590
                                                ---------    ---------

      Cash - END                                $ 115,040    $ 121,041
                                                =========    =========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2003 and the Form 10-KSB for the fiscal year ended December 31, 2002.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2003, the Company had current assets in the form of cash and cash equivalents of $115,040 and liabilities of $15,368.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 32. Section 906 Sarbanes-Oxley Act of 2002 Certification of President and Principal Financial Officer.

Exhibit 31. Section 302 Sarbanes-Oxley Act of 2002 Certification of President and Principal Financial Officer.

There were no reports on Form 8-K.

                                   SIGNATURES:

     In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


DATED:  November 5, 2003



                        STRATEGIC ACQUISITIONS, INC.

                        BY: /s/  Richard S. Kaye
                            ----------------------------------
                            Richard S. Kaye
                            President and Principal Financial Officer