Form 10KSB
period 2003-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2004-04-07
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2003

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          for the transition period from ________to________.

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

Nevada                                           13-3506506
------                                           ----------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
Incorporation or Organization)

355 South End Avenue, Suite 22-B, New York, NY      10280
----------------------------------------------      -----
(Address of Principal Executive Officers)        (Zip Code)

                                 (212) 750-3355
                                 --------------
                          (Issuer's Telephone Number)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2003 was $1,173.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of March 30, 2004, was $69,998.

     As of December 31, 2003, a total of 1,600,000 shares of common stock were issued and outstanding.

     Transitional Small Business Format: No.

                               TABLE OF CONTENTS

                                                                Page

PART I.........................................................  1

Item 1.   Description of Business..............................  1

Item 2.   Description of Property..............................  2

Item 3.   Legal Proceedings....................................  2

Item 4.   Submission of Matters to a Vote of Security .........  2
          Holders


PART II........................................................  2

Item 5.   Market for Common Equity and Related Shareholder.....  2
          Matters

Item 6.   Management's Discussion and Analysis or Plan of......  3
          Operations

Item 7.   Financial Statements.................................  3-4

Item 8.   Changes in and Disagreements with Accountants on.....  5
          Accounting and Financial Disclosure

Item 8A.  Controls and Procedures..............................  5


PART III.......................................................  6

Item 9.   Directors, Executive Officers, Promoters and.........  6
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation...............................  7

Item 11.  Security Ownership of Certain Beneficial Owners......  7-8

Item 12.  Certain Relationships and Related Transactions.......  9

Item 13.  Exhibits and Reports on Form 8-K.....................  9

Item 14.  Principal Accountant Fees and Services...............  10

Signatures.....................................................  11

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

ITEM 2.   Description of Property.

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at the home of its President, John P. O'Shea, 355 South End Avenue, Suite 22-B, New York, New York 10280. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.   Legal Proceedings.

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.



                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board, under the symbol STQN. The following table shows the quarterly high and low bid prices during 2002 and 2003 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----
     2002          First Quarter                   0.25        0.13
                   Second Quarter                  0.25        0.25
                   Third Quarter                   0.25        0.25
                   Fourth Quarter                  0.25        0.25

     2003          First Quarter                   0.25        0.25
                   Second Quarter                  1.01        0.15
                   Third Quarter                   1.01        0.21
                   Fourth Quarter                  0.23        0.21


At March 30, 2004, there were 60 record holders and approximately 217 beneficial owners of the Company's common stock.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

          PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2003.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2003, the Company had current assets in the form of cash and cash equivalents of $113,597 and liabilities of $14,968.

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

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Certified Public Accountants                    F1

Balance Sheets, December 31, 2003 and 2002                            F3

Statements of Operations for the Years Ended
December 31, 2003 and 2002                                            F4

Statements of Stockholders' Equity,
December 31, 2003 and 2002                                            F5

Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002                                            F6

Notes to Financial Statements                                        F7-10

                       [BECKSTEAD AND WATTS, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Strategic Acquisitions Inc.
New York, NY


We have audited the Balance Sheets of Strategic Acquisitions, Inc. (the "Company"), as of December 31, 2003, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc.
as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.



/s/ Beckstead and Watts, LLP

March 28, 2004

                                       F1

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



/s/ Mayer Rispler & Company P.C.

February 4, 2003


                                     F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                             December 31,
                                                         2003            2002
                                                         ----            ----

ASSETS

Current Assets:

     Cash and Equivalents                               $113,597        $119,474
                                                         -------         -------
     TOTAL CURRENT ASSETS                               $113,597        $119,474
                                                         =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $ 14,968        $ 14,968
                                                         -------         -------
     TOTAL CURRENT LIABILITIES                          $ 14,968        $ 14,968
                                                         =======         =======
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
    Shares authorized, 1,600,000 shares issued
    and outstanding, respectively                       $  1,600        $  1,600
    Additional Paid-In Capital                           183,703         183,703
    Accumulated Deficit                                  (86,674)       (80,797)
                                                         --------       --------
       TOTAL STOCKHOLDERS' EQUITY                         98,629         104,506
                                                         -------         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $113,597        $119,474
                                                         =======         =======


The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   YEARS ENDED







                                                             December 31,

                                                     2003                 2002
                                                     ----                 ----


Revenue                                          $       -            $       -

                                               -------------      -------------
Expenses:
   Transfer Agent Fees                                  2,400              2,400
   State of Nevada Filing Fee                              50                 85
   Registered Agent Fee                                   126                122
   Bank Fees                                               25                  -
   Auditing Fees                                        2,825              2,575
   SEC Edgar Filing Fees                                1,530              1,655
   Publications                                            94                  -
                                               --------------      -------------
         Total Expenses                                 7,050              6,837
                                               --------------      -------------

Other Income:
   Interest Income                                      1,173              1,722
                                               --------------      -------------

        NET LOSS                                $     (5,877)      $    (5,115)
                                                =============      =============

Weighted Average Number of
  Common Stock Outstanding - Basic                 1,600,000          1,600,000
                                                =============      =============
Basic Loss Per Common Share                    $      (.0037)     $     (.0031)
                                                =============      =============



The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Total
                                                Common       Additional    Accumulated    Stockholder's
                                                Stock     Paid-In Capital   (Deficit)        Equity
                                                -----     ---------------    -------         ------
Issuance of common stock
on July 31, 1989 at par value
($0.001 per share) for cash                      $1,360      $   4,640                     $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs                              240        179,063                       179,303

Net (Loss), Inception to
   December 31, 2000                                                        $ (73,432)       (73,432)
                                              ---------      ---------      ----------     ----------
Balance, December 31, 2000                        1,600        183,703        (73,432)       111,871

Net (Loss), December 31, 2001                                                  (2,250)        (2,250)
                                              ---------      ---------      ----------     ----------
Balance, December 31, 2001                        1,600        183,703        (75,682)       109,621

Net (Loss), December 31, 2002                                                  (5,115)        (5,115)
                                              ---------      ---------      ----------     ----------
Balance, December 31, 2002                    $   1,600      $ 183,703      $ (80,797)     $ 104,506

Net (Loss), December 31, 2003                                                  (5,877)        (5,877)
                                              ---------      ---------      ----------     ----------
Balance - December 31, 2003                   $   1,600      $ 183,703      $ (86,674)     $  98,269

                                              =========      =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   YEARS ENDED



                                                            December 31,
                                                        2003             2002
                                                        ----             ----

Cash Flows From Operating Activities:
Net (Loss)                                          $   (5,877)     $   (5,115)
                                                     ----------      ----------
Net Cash (Used) by Operating Activities             $   (5,115)     $   (5,115)
                                                     ----------      ----------

Net Increase (Decrease) in Cash                         (5,877)         (5,115)

    Cash - Beginning                                   119,474         124,589
                                                       -------         -------
    Cash - Ending                                   $  113,597        $119,474
                                                     =========       =========

Supplemental Disclosures:

      Interest Paid                                 $        -      $        -
                                                      =========      =========
      Income Taxes Paid                             $        -      $        -
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


                                       F6

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

ORGANIZATION
The Company was organized January 27, 1989 (Date of Inception) under the laws of the State of Nevada, as Strategic Acquisitions, Inc.

The Company has been dormant and has had limited operations since its inception, and in accordance with SFAS #7, the Company is considered a development stage company.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in an interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

CONCENTRATION OF CREDIT RISK
At December 31, 2003, and 2002, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

REVENUE RECOGNITION
The Company recognizes revenue on an accrual basis as it invoices for services.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

LOSS PER SHARE
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2003.

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2003 and 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

IMPAIRMENT OF LONG-LIVED ASSETS
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

SEGMENT REPORTING
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

DIVIDENDS
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

INCOME TAXES
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

RECENT PRONOUNCEMENTS
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.
The provisions of SFAS No. 146 will be adopted for exit or disposal activities
that are initiated after December 31, 2003.               F-8

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No.
5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable
On a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
Interest Entities", an interpretation of Accounting Research Bulletin No.
51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which
requires use of the liability method.   SFAS No.  109 provides that deferred
tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                        U.S federal statutory rate       (34.0%)
                        Valuation reserve                 34.0%
                        Total                               - %

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $86,674 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2003.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently utilizes the home of its president as a mailing address "rent free". The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

On July 31, 1989, the Company issued 1,360,000 shares of its $0.001 par value Common Stock to its directors for cash in the amount of $6,000.

During the fourth quarter 1989, the Company's public offering was declared effective. In connection therewith, the Company sold 40,000 units of Common Stock at $6.00 per unit. Each unit consists of six shares of $0.001 par value common stock, thirty Class A Warrants, thirty Class B Warrants, and thirty Class C Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock at $0.75 per share for an exercise period of eighteen months commencing from the effective date of the offering. Each Class B Warrant entitles the holder thereof to purchase one share of Common Stock at $0.875 per share for an exercise period fo two years form the effective date of the offering. Each Class C Warrant entitles the holder thereof to purchase one share of Common Stock at $1.00 per share for an exercise period of two years form the effective date of the offering. The Company has the right to call the Warrants at any time upon thirty days written notice to the holders of record thereof at a call price of $0.01 per Warrant. The Company has extended the life of the Warrants and currently each expires July 15, 2004.

The Company granted the underwriters of its initial public offering Warrants to purchase an aggregate of 4,000 units that are identical in all respects to the units sold to the public, pursuant to the terms of the underwriting agreement, at an exercise price of $6.42 per unit. The Company has extended the life of the Warrants and currently they expire on July 15, 2004.

There have been no other issuances of Common Stock.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Mayer Rispler & Company, P.C., the Company's former independent accountants, notified the Company on January 20, 2004 that they decided to cease SEC practice effective immediately and would therefore be unable to perform the 2003 audit.
A second communication from Mayer Rispler & Company, P.C. advised that there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The Company's Form 8-K filed on January 26, 2004 is incorporated here by reference.

On February 17, 2004, the Company engaged Beckstead and Watts, LLP ("BW") as its new independent accountants. Prior to such date, the Company did not consult with BW regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by BW, or (iii) any other matter that was the subject of a disagreement between the Company and BW (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in
Item 304(a)(1)(v) of Regulation S-K).  The Company's Form 8-K filed on
February 20, 2004 is incorporated here by reference.


ITEM 8A.  Controls and Procedures.

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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a list of directors and executive officers of the Company as of December 31, 2003 their ages and all positions held by each of them during the past five years.

          Richard S. Kaye, 71, acted as the Company's president and director from 1989 to 2004. For more than the past five years, Mr. Kaye has managed his own investment portfolio for his own account.

          Deborah A. Salerno, 50, was the Company's vice president and a Director from 1989 to 2004. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc. -- a position she resigned in March 1999. She has also acted as president and director of New York Regional Rail Corp. (1999), secretary and director of Park Hill Capital I Corp. and Franklyn Resources I, Inc. (1999), and president and a director of OSK Capital II Corp. and OSK Capital III Corp. from 1999 to 2004.

          Victor E. Stewart, 53, acted as the Company's secretary, treasurer and a director from 1989 to 2004. Since 1997 Mr. Stewart has been a partner in the law firm of Lovell Stewart Halebian LLP, which specializes in securities, commodities and antitrust litigation.

          Each of the Company's former officers and directors were in compliance with Section 16(a) of the Exchange Act until their resignation.


The following is a list of directors and executive officers of the Company as of March 30, 2004, their ages and all positions held by each of them during the past five years.

          John P. O'Shea, 47, is the Company's President and a director since
          2004.	 Since 1997, Mr. O'Shea has been President of Westminster
          Securities Corporation, a full-service brokerage firm headquartered in New York City. In addition, Mr. O'Shea has served as a director of Laidlaw Global Corporation from 1999 to 2001. He is an Allied Member of the New York Stock Exchange and a Member of the New York Board of Trade.

          Marika Xirouhakis, 23, is the Company's Secretary/Treasurer and a director since 2004. Ms. Xirouhakis has been employed by Westminster Securities Corporation since 1999, presently serving in the Corporate Finance department. She attended New York University, Stern School of Business from 1998 to 2002, graduating Magna Cum Laude with a BS in Finance and Management.

          Each of the Company's officers and directors are in compliance with
          Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

None.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

The following table sets forth, as of December 31, 2003, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.


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

The following table sets forth, as of March 30, 2004, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.


MANAGEMENT AND 5% OR GREATER            NUMBER              OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS         OF SHARES           PERCENTAGE
------------------------------         ---------           ----------


John P. O'Shea                         917,867               57.37%
c/o 100 Wall Street
7th Floor
New York, NY 10005

Marika Xirouhakis                         3,000               0.19%
c/o 100 Wall Street
7th Floor
New York, NY  10005

Deborah A. Salerno                      453,333              28.33%
355 South End Avenue
Apartment 22B
New York, NY 10280

All directors and executive             920,867              57.55%
officers as a group
(2 persons)

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

The Company maintains a mailing address at 355 South End Avenue, Suite 22-B, New York, NY 10280, the home of its President, John P. O'Shea, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the Company will establish and maintain an office after completion of a business combination.


ITEM 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification by the President and Principal Financial Officer pursuant to
     Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

Incorporated by reference is the registrant's report on Form 8-K filed on January 26, 2004, reporting under Items 4 and 7 the resignation of the Company's independent accountants.

Incorporated by reference is the registrant's report on Form 8-K filed on February 20, 2004, reporting under Items 1 and 4 a change of control in the registrant and appointment of new independent accountants.

ITEM 14.  Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $2,750 for the fiscal year ended December 31, 2002 and $7,350 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

There have been no fees billed in either of the last two fiscal years for assurance and related services by the principal accountant.

(3) TAX FEES

There have been no fees billed in either of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

(4) ALL OTHER FEES

There have been no fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the principal accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's Board of Directors acting as the audit committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 6, 2004

                                                    STRATEGIC ACQUISITIONS, INC.


                                                    By:  /s/ JOHN P. O'SHEA
                                                        ------------------------
                                                             John P. O'Shea
                                                             President
                                                             Principal Financial
                                                               Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           April 6, 2004
    John P. O'Shea

                              Secretary
/s/ MARIKA XIROUHAKIS         Treasurer
----------------------        Director                           April 6, 2004
    Marika Xirouhakis

                                                                 Exhibit 31.1
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, John P. O'Shea, certify that:

1. I have reviewed this annual report on Form 10-KSB of Strategic Acquisitions, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this annual report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

   b) presented in this annual report my conclusions about the effectiveness of disclosure controls and procedures based on my evaluation as of the the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


/s/ JOHN P. O'SHEA                                             April 6, 2004
---------------------------------------
John P. O'Shea
President and Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Strategic Acquisitions, Inc. (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission, I, John P. O'Shea, President of the certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ JOHN P. O'SHEA                                               April 6, 2004
---------------------------------
John P. O'Shea
President and Principal Financial
Officer