Form 10QSB
period 2004-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2004-05-17
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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

                         355 South End Avenue, Suite 22-B
                            New York, New York 10280
                     (Address of Principal Executive Office)

                                 (212) 750-3355
                           (Issuer's Telephone Number)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of March 31, 2004, a total of 1,600,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART i - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)



                                     ASSETS
                                     ------


Cash and Equivalents                                                   $112,987
                                                                       --------
             TOTAL ASSETS                                              $112,987
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities
-----------

    Accounts Payable                                                   $ 20,968

Stockholders' Equity
--------------------

    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,600,000 shares
    issued and outstanding at March 31, 2004               $  1,600

    Additional Paid-In Capital                              183,703

    Accumulated Deficit                                     (93,284)
                                                           --------

             TOTAL STOCKHOLDERS' EQUITY                                  92,019
                                                                       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $112,987
                                                                       ========



   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                               THREE MONTHS ENDED
                                   (UNAUDITED)






                                                         March 31,
Revenues:                                           2004           2003
                                                    ----           ----


Revenue                                         $         -    $         -

                                                -----------    -----------

Expenses:

    Transfer Agent Fees .....................   $       600    $       600
    State of Nevada Filing Fees .............           225              -
    Publications ............................             -             59
    Auditing Fees ...........................         6,000          1,475
    SEC Edgar Filing Expense ................             -            412
    Bank Charges ............................            40             25
                                                -----------    -----------

         Total Expenses .....................         6,865          2,571
                                                -----------    -----------

 Other Income:
   Interest Income ..........................           255            314
                                                -----------    -----------

        NET LOSS                                $    (6,610)   $    (2,257)
                                                ============   =============




Basic Loss Per Common Share .................   $     (.004)   $     (.001)
                                                ============   =============

Weighted Average Number of Shares Outstanding     1,600,000      1,600,000
                                                ============   =============



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED
                                   (UNAUDITED)




                                                            March 31,
                                                       2004          2003
                                                       ----          ----


    Cash Flows From Operating Activities:

     Net Loss ..................................   $  (6,610)   $  (2,257)

   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:

     Increase in Accounts Payable ..............       6,000        1,475
                                                   ---------    ---------

         Cash Used in Operating Activities .....   $    (610)   $    (782)



         Cash - BEGINNING ......................     113,597      119,475
                                                   ---------    ---------

         Cash - END ............................   $ 112,987    $ 118,693
                                                   =========    =========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying interim financial statements of Strategic Acquisitions Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States consistent in all material respects with those applied in the December 31, 2003 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 2003.

NOTE 2 - RELATED PARTY TRANSACTION

     The increase in Accounts Payable of $6,000 is due to audit fees for the 2003 Annual Audit paid by John P. O'Shea, President of the Company, on behalf of the Company. The Company has subsequently reimbursed Mr. O'Shea for payment of these fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2004 and the Form 10-KSB for the fiscal year ended December 31, 2003.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2004, the Company had current assets in the form of cash and cash equivalents of $112,987 and liabilities of $20,968.

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


DATED:  May 17, 2004


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                            John P. O'Shea, President

                                                                 Exhibit 31.1
                     Certification Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002

I, John P. O'Shea, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Strategic Acquisitions, Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this report is being prepared. The Registrant has no consolidated or unconsolidated subsidiaries;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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


/s/ JOHN P. O'SHEA                                             May 17, 2004
---------------------------------------
John P. O'Shea
President and Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, John P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                               May 17, 2004
---------------------------------
John P. O'Shea
President and Principal Financial
Officer