Form 10QSB
period 2004-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2004-08-16
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of June 30, 2004, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART i - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)



                                     ASSETS
                                     ------



Cash and Equivalents                                                   $ 99,761
                                                                       --------
             TOTAL ASSETS                                              $ 99,761
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities
-----------

             TOTAL LIABILITIES                                         $     -


Stockholders' Equity
--------------------

    Common Stock, par value $0.001; authorized
    50,000,000 shares, 1,610,000 shares
    issued and outstanding at June 30, 2004               $   1,610

    Additional Paid-In Capital                              186,793

    Accumulated Deficit                                     (88,642)
                                                           --------

             TOTAL STOCKHOLDERS' EQUITY                                  99,761
                                                                       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 99,761
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                 Three Months Ending       Six Months Ending
                                                       June 30,                 June 30,
                                                 2004           2003       2004         2003
                                                 ----           ----       ----         ----


Revenues:                                      $       -    $       -    $       -    $       -

                                               ---------    ---------    ---------    ---------

Expenses:

   General & Administrative .................  $   2,467    $   1,415    $   9,332    $   3,986
   General & Administrative - related party..      8,100            -        8,100            -

                                               ---------    ---------    ---------    ---------

         Total Expenses .....................     10,567        1,415       17,432        3,986
                                               ---------    ---------    ---------    ---------

 Other Income:
   Interest Income ..........................        241          295          496          609
   Gain on Debt Extinguishment ..............     14,968            -       14,968            -

                                               ---------    ---------    ---------    ---------

         Total Other Income .................     15,209          295       15,464          609


        NET INCOME (LOSS)                      $   4,642   $   (1,120)    $ (1,968)   $  (3,377)
                                               =========    =========     =========   =========



Net Income (Loss) Per Common Share
   - basic and fully diluted ................  $    .003   $   (.001)    $  (.001)   $   (.002)
                                               =========    =========    =========    =========

Weighted Average Number of Shares Outstanding  1,610,000    1,600,000    1,610,000    1,600,000
                                               =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED
                                   (UNAUDITED)




                                                            June 30,
                                                       2004          2003
                                                       ----          ----


    Cash Flows From Operating Activities:

     Net Loss ..................................   $  (1,968)   $  (3,377)

   Adjustments to Reconcile Net Loss to Net Cash
     Used by Operating Activities:

     Shares issued for Services - related party        3,100            -
     Increase (Decrease) in Accounts Payable ...     (14,968)         804
                                                   ---------    ---------

         Cash (Used in) Operating Activities ..... $ (13,836)   $  (2,573)



         Cash - BEGINNING ......................     113,597      119,474
                                                   ---------    ---------

         Cash - END ............................   $  99,761    $ 116,901
                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying interim financial statements of Strategic Acquisitions Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States consistent in all material respects with those applied in the December 31, 2003 audited financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim period presented. The interim financial statements should be read in conjunction with the financial statements of the Company for the year December 31, 2003. Results of operations for the interim periods may not be indicative of annual results.


NOTE 2 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock.

     On June 30, 2004, the Company issued 10,000 shares of its $0.001 par value common stock to an officer and director of the Company for services valued at $3,100.

     There were no other issuances of common stock for the period ended June 30, 2004.


NOTE 3 - RELATED PARTY TRANSACTION

     An officer of the Company received additional compensation of cash in the amount of $5,000 for the period ended June 30, 2004.


NOTE 4 - DEBT EXTINGUISHMENT

     In 2000, the Company recorded legal expenses totalling $14,968, which was owed to its former law firm and was considered an account payable. During the period ended June 30, 2004, the Company contacted the former law firm and was advised that the law firm no longer considered the amount as a receivable and that no balance was due. As a result, the Company eliminated the payable from its balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the six-month period ended June 30, 2004 and the Form 10-KSB for the fiscal year ended December 31, 2003.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At June 30, 2004, the Company had current assets in the form of cash and cash equivalents of $99,761.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES

    In June, 2004 the Company issued 10,000 shares of the Company's Common Stock to an officer and director as compensation for services. The shares were valued at a total fair market value of $3,100, based upon the last bid and last trading price of the Common Stock on the OTC Bulletin Board at $0.31 per share. The shares have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act, or an applicable exemption therefrom.

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


DATED:  August 16, 2004


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


/s/ JOHN P. O'SHEA                                             August 16, 2004
---------------------------------------
John P. O'Shea
President and Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, John P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                              August 16, 2004
---------------------------------
John P. O'Shea
President and Principal Financial
Officer