Form 10QSB
period 2004-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2004-11-12
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2004, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART i - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                     ASSETS
                                     ------



Cash and Equivalents                                                   $ 98,125
                                                                       --------
             TOTAL ASSETS                                              $ 98,125
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities
-----------

             TOTAL LIABILITIES                                         $     -


Stockholders' Equity
--------------------

    Common Stock, par value $0.001; authorized
    50,000,000 shares, 1,610,000 shares
    issued and outstanding at September 30, 2004          $   1,610

    Additional Paid-In Capital                              186,793

    Accumulated Deficit                                     (90,278)
                                                           --------

             TOTAL STOCKHOLDERS' EQUITY                                  98,125
                                                                       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 98,125
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                 Three Months Ending     Nine Months Ending
                                                    September 30,           September 30,
                                                 2004           2003       2004       2003
                                                 ----           ----       ----       ----


Revenues:                                      $       -    $       -    $       -    $       -

                                               ---------    ---------    ---------    ---------

Expenses:

   General & Administrative .................  $   2,011    $   1,760    $  11,343    $   5,746
   General & Administrative - related party..          -            -        8,100            -

                                               ---------    ---------    ---------    ---------

         Total Expenses .....................      2,011        1,760       19,443        5,746
                                               ---------    ---------    ---------    ---------

 Other Income:
   Interest Income ..........................        375          303          871          912
   Gain on Debt Extinguishment ..............          -            -       14,968            -

                                               ---------    ---------    ---------    ---------

         Total Other Income .................        375          303       15,839          912


        NET INCOME (LOSS)                      $  (1,636)  $   (1,457)    $ (3,604)   $  (4,834)
                                               =========    =========    =========    =========



Net Income (Loss) Per Common Share
   - basic and fully diluted ................  $   (.001)   $   (.001)    $  (.002)   $   (.003)
                                               =========    =========    =========    =========

Weighted Average Number of Shares Outstanding  1,610,000    1,600,000    1,610,000    1,600,000
                                               =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED
                                   (UNAUDITED)




                                                          September 30,
                                                       2004          2003
                                                       ----          ----


    Cash Flows From Operating Activities:

     Net Loss ..................................   $  (3,604)   $  (4,834)

   Adjustments to Reconcile Net Loss to Net Cash
     Used by Operating Activities:

     Shares issued for Services - related party        3,100            -
     Increase (Decrease) in Accounts Payable ...     (14,968)         400
                                                   ---------    ---------

         Cash (Used in) Operating Activities ..... $ (15,472)   $  (4,434)



         Cash - BEGINNING ......................     113,597      119,474
                                                   ---------    ---------

         Cash - END ............................   $  98,125    $ 115,040
                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated interim financial statements included herein, presented in conformity with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock.

     On June 30, 2004, the Company issued 10,000 shares of its $0.001 par value common stock to an officer and director of the Company for services valued at $3,100.

     On May 3, 2004, the Company resolved to allow the expiration of all outstanding warrants effective July 15, 2004. As of September 30, 2004 there were no outstanding warrants.

     There were no other issuances of common stock for the period ending September 30, 2004.

NOTE 3 - RELATED PARTY TRANSACTIONS

     An officer of the Company received additional compensation of cash in the amount of $5,000 during the nine-month period ending September 30, 2004.

NOTE 4 - DEBT EXTINGUISHMENT

     In 2000, the Company recorded legal expenses totaling $14,968, which was owed to their former law firm and was considered an account payable. During the nine-month period ending September 30, 2004, the Company contacted the former law firm and was advised that the law firm no longer considered the amount as a receivable and that no balance was due. As a result, the Company eliminated the payable from its balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2004 and the Form 10-KSB for the fiscal year ended December 31, 2003.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2004, the Company had current assets in the form of cash and cash equivalents of $98,125.

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


DATED:  November 12, 2004


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


/s/ JOHN P. O'SHEA                                             November 12, 2004
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, John
P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                           November 12, 2004
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer