Form 10KSB
period 2004-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2005-03-31
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2004

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          for the transition period from ________to________.

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

Nevada                                           13-3506506
------                                           ----------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
Incorporation or Organization)

355 South End Avenue, Suite 22-B, New York, NY      10280
----------------------------------------------      -----
(Address of Principal Executive Offices)        (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2004 was $1,116.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of March 30, 2005, was $77,420.

     As of December 31, 2004, a total of 1,610,000 shares of common stock were issued and outstanding.

     Transitional Small Business Format: No.

                               TABLE OF CONTENTS

                                                                Page

PART I.........................................................  1

Item 1.   Description of Business..............................  1

Item 2.   Description of Property..............................  2

Item 3.   Legal Proceedings....................................  2

Item 4.   Submission of Matters to a Vote of Security .........  2
          Holders


PART II........................................................  2

Item 5.   Market for Common Equity and Related Shareholder.....  2
          Matters

Item 6.   Management's Discussion and Analysis or Plan of......  3
          Operations

Item 7.   Financial Statements.................................  3-4

Item 8.   Changes in and Disagreements with Accountants on.....  5
          Accounting and Financial Disclosure

Item 8A.  Controls and Procedures..............................  5


PART III.......................................................  5

Item 9.   Directors, Executive Officers, Promoters and.........  5
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation...............................  5

Item 11.  Security Ownership of Certain Beneficial Owners......  6

Item 12.  Certain Relationships and Related Transactions.......  7

Item 13.  Exhibits and Reports on Form 8-K.....................  7

Item 14.  Principal Accountant Fees and Services...............  8

Signatures.....................................................  9

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

The business development process is more fully described in the Company's FORM 10-SB Registration Statement filed with the Securities and Exchange Commission January 18, 2000, incorporated herein by this reference. Since such filing there has been no change in the Company's business.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.



                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board, under the symbol STQN. The following table shows the quarterly high and low bid prices during 2003 and 2004 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----
     2003          First Quarter                   0.25        0.25
                   Second Quarter                  1.01        0.15
                   Third Quarter                   1.01        0.21
                   Fourth Quarter                  0.23        0.21
     2004          First Quarter                   0.23        0.31
                   Second Quarter                  0.31        0.31
                   Third Quarter                   0.31        0.31
                   Fourth Quarter                  0.31        0.31



At March 30, 2005, there were 61 record holders and approximately 86 beneficial owners of the Company's common stock.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

          PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2004.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2004, the Company had current assets in the form of cash and cash equivalents of $96,520 and liabilities of $0.

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

ITEM 7.   Financial Statements.



                      THIS AREA INTENTIONALLY LEFT BLANK
                 Item 7. Financial Statements Begin on Page 4

                                    PART F/S

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheets, December 31, 2004 and 2003                            F2

Statements of Operations for the Years Ended
December 31, 2004 and 2003                                            F3

Statements of Stockholders' Equity,
December 31, 2004 and 2003                                            F4

Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003                                            F5

Notes to Financial Statements                                        F6-9

                    [BECKSTEAD AND WATTS, LLP LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions Inc.
New York, NY


We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the "Company") (A Development Stage Company), as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



/s/ Beckstead and Watts, LLP

March 30, 2005

                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                             December 31,
                                                         2004           2003
                                                         ----           ----

ASSETS

Current Assets:

     Cash and Equivalents                               $ 96,520       $113,597
                                                         -------        -------
     TOTAL CURRENT ASSETS                               $ 96,520       $113,597
                                                         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $      -       $ 14,968
                                                         -------        -------
     TOTAL CURRENT LIABILITIES                          $      -       $ 14,968
                                                         =======        =======
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
    Shares authorized; 1,610,000 shares and
    1,600,000 shares issued and outstanding,
    respectively                                        $  1,610       $  1,600
    Additional Paid-In Capital                           186,793        183,703
    Accumulated Deficit                                  (91,883)       (86,674)
                                                         --------      --------
       TOTAL STOCKHOLDERS' EQUITY                         96,520         98,629
                                                         -------        -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 96,520       $113,597
                                                         =======        =======


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   YEARS ENDED







                                                          December 31,

                                                     2004             2003
                                                     ----             ----


Revenue                                         $          -     $          -

                                                ------------     ------------
Expenses:
   General & Administrative                           13,193            7,050
   General & Administrative - related party            8,100                -
                                               -------------     ------------
         Total Expenses                               21,293            7,050
                                               -------------     ------------

Other Income:
   Interest Income                                     1,116            1,173
   Gain on Debt Extinguishment                        14,968                -
                                               -------------     ------------
         Total Other Income                           16,084            1,173


      NET LOSS                                 $      (5,209)    $     (5,877)
                                               =============     ============

Weighted Average Number of
  Common Stock Outstanding - Basic                 1,610,000        1,600,000
                                                ============     ============
Basic Loss Per Common Share                    $      (.0032)    $    (.0037)
                                                ============     ============



The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Additional                    Total
                                          Common Stock             Paid-In    Accumulated  Stockholder's
                                      Shares         Amount        Capital     (Deficit)      Equity
                                    -----------    ----------    ----------    --------    -----------
Issuance of common stock
on July 31, 1989 at par value
($0.001 per share) for cash          1,360,000     $   1,360     $   4,640     $      -     $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs                 240,000           240       179,063            -       179,303

Net (Loss), Inception to
   December 31, 2000                                                            (73,432)      (73,432)
                                    ----------     ---------     ---------     ---------     ---------
Balance, December 31, 2000           1,600,000         1,600       183,703      (73,432)      111,871

Net (Loss), December 31, 2001                                                    (2,250)       (2,250)
                                    ----------     ---------     ---------     ---------     ---------
Balance, December 31, 2001           1,600,000         1,600       183,703      (75,682)      109,621

Net (Loss), December 31, 2002                                                    (5,115)       (5,115)
                                    ----------     ---------     ---------     ---------     ---------
Balance, December 31, 2002           1,600,000         1,600     $ 183,703      (80,797)      104,506

Net (Loss), December 31, 2003                                                    (5,877)       (5,877)
                                    ----------     ---------     ---------     ---------     ---------
Balance - December 31, 2003          1,600,000         1,600     $ 183,703      (86,674)       98,269

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services          10,000            10         3,090                      3,100

Net (Loss), December 31, 2004                                                    (5,209)       (5,209)
                                    ----------     ---------     ---------     ---------     ---------

Balance, December 31, 2004           1,610,000     $   1,610     $ 186,793     $(91,883)     $ 96,520
                                    ==========     =========     =========     =========     =========


The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   YEARS ENDED



                                                           December 31,
                                                       2004           2003
                                                       ----           ----


Cash Flows From Operating Activities:

  Net Loss ..................................     $   (5,209)     $   (5,877)

Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:

  Shares issued for Services - related party           3,100               -
  Increase (Decrease) in Accounts Payable ...        (14,968)              -
                                                  -----------     -----------

      Cash (Used in) Operating Activities ...        (17,077)         (5,877)



      Cash - BEGINNING ......................        113,597         119,474
                                                  -----------     -----------

      Cash - END ............................     $   96,520      $  113,597
                                                  ===========     ===========



Supplemental Disclosures:

      Interest Paid                               $        -      $        -
                                                  ===========     ===========
      Income Taxes Paid                           $        -      $        -
                                                  ===========     ===========



The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

CONCENTRATION OF CREDIT RISK
At December 31, 2004, and 2003, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

LOSS PER SHARE
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2004.

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2004 and 2003.

                                       F6

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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


                                       F7

RECENT PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No.43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronoucement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS
No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.


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

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $91,883 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2004.

                                       F8

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

An officer of the Company received additional compensation of cash in the amount of $5,000 during the year ended December 31, 2004.


NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

On July 31, 1989, the Company issued 1,360,000 shares of its $0.001 par value Common Stock to its directors for cash in the amount of $6,000.

During the fourth quarter 1989, the Company's public offering was declared effective. In connection therewith, the Company sold 40,000 units of Common Stock at $6.00 per unit. Each unit consisted of six shares of $0.001 par value common stock, thirty Class A Warrants, thirty Class B Warrants, and thirty Class C Warrants. The Class A Warrants, Class B Warrants, and Class C Warrants expired on July 15, 2004.

The Company granted the underwriters of its initial public offering Warrants to purchase an aggregate of 4,000 units that were identical in all respects to the units sold to the public, pursuant to the terms of the underwriting agreement, at an exercise price of $6.42 per unit. The underwriter's warrants expired on July 15, 2004.

On June 30, 2004, the Company issued 10,000 shares of its $0.001 par value Common Stock to an officer and director of the Company for services valued at $3,100.

There have been no other issuances of Common Stock.


NOTE 5 - DEBT EXTINGUISHMENT

     In 2000, the Company recorded legal expenses totaling $14,968, which was owed to their former law firm and was considered an account payable. During the year ended December 31, 2004, the Company contacted the former law firm and was advised that the law firm no longer considered the amount as a receivable and that no balance was due. As a result, the Company eliminated the payable from its balance sheet.


                                       F9

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


ITEM 8A.  Controls and Procedures.

The issuer is not an operating entity. Its sole asset is cash and cash equivalents in an account in a major banking institution. Our controls and procedures provide reasonable assurance as to the reliability of the financial statements and other disclosure included in this report, as well as safeguard its cash assets from unauthorized use or disposition. The effectiveness of our disclosure controls and procedures are under the supervision of our Principal Executive Officer and Principal Financial Officer. No changes were made to our internal controls or other factors that could significantly affect these controls and procedures as of a date within 90 days of the filing date of this report.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a list of directors and executive officers of the Company as of December 31, 2004 their ages and all positions held by each of them during the past five years.

          John P. O'Shea, 48, is the Company's President and a director since
          2004.	 Since 1997, Mr. O'Shea has been President of Westminster
          Securities Corporation, a full-service brokerage firm headquartered in New York City. In addition, Mr. O'Shea has served as a director of Laidlaw Global Corporation from 1999 to 2001. He is an Allied Member of the New York Stock Exchange and a Member of the New York Board of Trade.

          Marika Xirouhakis, 24, is the Company's Secretary/Treasurer and a director since 2004. Ms. Xirouhakis has been employed by Westminster Securities Corporation since 1999, presently serving in the Corporate Finance department. She attended New York University, Stern School of Business from 1998 to 2002, graduating Magna Cum Laude with a BS in Finance and Management.

          Each of the Company's officers and directors are in compliance with
          Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation.

During 2004 our Secretary/Treasurer, Marika Xirouhakis, received compensation of $5,000 in cash and 10,000 shares of our Common Stock valued at $3,100.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

The following table sets forth, as of December 31, 2004, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.


MANAGEMENT AND 5% OR GREATER            NUMBER              OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS         OF SHARES           PERCENTAGE
------------------------------         ---------           ----------

John P. O'Shea                          921,467              57.23%
c/o 100 Wall Street
7th Floor
New York, NY 10005

Marika Xirouhakis                        14,000               0.87%
c/o 100 Wall Street
7th Floor
New York, NY  10005

Deborah A. Salerno                      453,333              28.16%
355 South End Avenue
Apartment 22B
New York, NY 10280

All directors and executive             935,467              58.10%
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


ITEM 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

None.

ITEM 14.  Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,350 for the fiscal year ended December 31, 2003 and $9,750 for the fiscal year ended December 31, 2004.

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

Date: March 31, 2005

                                              STRATEGIC ACQUISITIONS, INC.


                                              By:  /s/ JOHN P. O'SHEA
                                                  ------------------------
                                                   John P. O'Shea
                                                   President and
                                                   Principal Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 31, 2005
    John P. O'Shea

                              Secretary
/s/ MARIKA XIROUHAKIS         Treasurer
----------------------        Director                           March 31, 2005
    Marika Xirouhakis

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

/s/ JOHN P. O'SHEA                                             March 31, 2005
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Strategic Acquisitions, Inc. (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission, I, John P. O'Shea, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ JOHN P. O'SHEA                                               March 31, 2005
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer