Form 10QSB
period 2005-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2005-05-13
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of March 31, 2005, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART i - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)



                                     ASSETS
                                     ------


Cash and Equivalents                                                   $ 90,095
                                                                       --------
             TOTAL ASSETS                                              $ 90,095
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities
-----------

    Accounts Payable                                                   $    600

Stockholders' Equity
--------------------

    Common Stock, par value $.001; authorized
    50,000,000 shares, 1,610,000 shares
    issued and outstanding at March 31, 2005               $  1,610

    Additional Paid-In Capital                              186,793

    Accumulated Deficit                                     (98,908)
                                                           --------

             TOTAL STOCKHOLDERS' EQUITY                                  89,495
                                                                       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 90,095
                                                                       ========



   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                               THREE MONTHS ENDED
                                   (UNAUDITED)






                                                         March 31,
Revenues:                                           2005           2004
                                                    ----           ----


Revenue                                         $         -    $         -

                                                -----------    -----------

Expenses:

    General & Administrative ................   $     7,325    $     6,865
                                                -----------    -----------

         Total Expenses .....................         7,325          6,865
                                                -----------    -----------

 Other Income:
   Interest Income ..........................           300            255
                                                -----------    -----------

        NET LOSS                                $    (7,025)   $    (6,610)
                                                ============   =============




Basic Loss Per Common Share .................   $     (.004)   $     (.004)
                                                ============   =============

Weighted Average Number of Shares Outstanding     1,610,000      1,600,000
                                                ============   =============



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED
                                   (UNAUDITED)




                                                            March 31,
                                                       2005          2004
                                                       ----          ----


    Cash Flows From Operating Activities:

     Net Loss ..................................   $  (7,025)   $  (6,610)

   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:

     Increase in Accounts Payable ..............         600        6,000
                                                   ---------    ---------

         Cash Used in Operating Activities .....   $  (6,425)   $    (610)



         Cash - BEGINNING ......................      96,520      113,597
                                                   ---------    ---------

         Cash - END ............................   $  90,095    $ 112,987
                                                   =========    =========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2005 and the Form 10-KSB for the fiscal year ended December 31, 2004.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2005, the Company had current assets in the form of cash and cash equivalents of $90,095 and liabilities of $600.

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


DATED:  May 13, 2005


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


/s/ JOHN P. O'SHEA                                             May 13, 2005
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof, I, John
P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                             May 13, 2005
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer