Form 10QSB
period 2005-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2005-08-22
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of June 30, 2005, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART i - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)



                                     ASSETS
                                     ------



Cash and Equivalents                                                   $ 87,834
                                                                       --------
             TOTAL ASSETS                                              $ 87,834
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities
-----------

             TOTAL LIABILITIES                                         $     -


Stockholders' Equity
--------------------

    Common Stock, par value $0.001; authorized
    50,000,000 shares, 1,610,000 shares
    issued and outstanding at June 30, 2005               $   1,610

    Additional Paid-In Capital                              186,793

    Accumulated Deficit                                    (100,569)
                                                           --------

             TOTAL STOCKHOLDERS' EQUITY                                  87,834
                                                                       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 87,834
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                 Three Months Ending       Six Months Ending
                                                       June 30,                 June 30,
                                                 2005           2004       2005         2004
                                                 ----           ----       ----         ----


Revenues:                                      $       -    $       -    $       -    $       -

                                               ---------    ---------    ---------    ---------

Expenses:

   General & Administrative .................  $   1,987    $   2,467    $   9,312    $   9,332
   General & Administrative - related party..          -        8,100            -        8,100

                                               ---------    ---------    ---------    ---------

         Total Expenses .....................      1,987       10,567        9,312       17,432
                                               ---------    ---------    ---------    ---------

 Other Income:
   Interest Income ..........................        326          241          626          496
   Gain on Debt Extinguishment ..............          -       14,968            -       14,968

                                               ---------    ---------    ---------    ---------

         Total Other Income .................        326       15,209          626       15,464


        NET INCOME (LOSS)                      $  (1,661)   $   4,642    $  (8,686)   $  (1,968)
                                               =========    =========    =========    =========



Net Income (Loss) Per Common Share
   - basic and fully diluted ................  $   (.001)   $    .003    $   (.005)   $   (.001)
                                               =========    =========    =========    =========

Weighted Average Number of Shares Outstanding  1,610,000    1,610,000    1,610,000    1,610,000
                                               =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED
                                   (UNAUDITED)




                                                            June 30,
                                                       2005          2004
                                                       ----          ----


    Cash Flows From Operating Activities:

     Net Loss ..................................   $  (8,686)   $  (1,968)

   Adjustments to Reconcile Net Loss to Net Cash
     Used by Operating Activities:

     Shares issued for Services - related party            -        3,100
     Increase (Decrease) in Accounts Payable ...           -      (14,968)
                                                   ---------    ---------

         Cash (Used in) Operating Activities ..... $  (8,686)   $ (13,836)



         Cash - BEGINNING ......................      96,520      113,597
                                                   ---------    ---------

         Cash - END ............................   $  87,834    $  99,761
                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the six-month period ended June 30, 2005 and the Form 10-KSB for the fiscal year ended December 31, 2004.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At June 30, 2005, the Company had current assets in the form of cash and cash equivalents of $87,834.

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


DATED:  August 12, 2005


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


/s/ JOHN P. O'SHEA                                             August 12, 2005
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof, I, John
P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                             August 12, 2005
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer