Form 10QSB
period 2005-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2005-11-14
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

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

                           25 Broad Street, Suite 20-I
                            New York, New York 10004
                     (Address of Principal Executive Office)

                                 (212) 750-3355
                           (Issuer's Telephone Number)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2005, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART i - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 SEPTEMBER 30, 2005
                                   (UNAUDITED)



                                     ASSETS
                                     ------



Cash and Equivalents                                                   $ 86,387
                                                                       --------
             TOTAL ASSETS                                              $ 86,387
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities
-----------

             TOTAL LIABILITIES                                         $     -


Stockholders' Equity
--------------------

    Common Stock, par value $0.001; authorized
    50,000,000 shares, 1,610,000 shares
    issued and outstanding at September 30, 2005          $   1,610

    Additional Paid-In Capital                              186,793

    Accumulated Deficit                                    (102,016)
                                                           --------

             TOTAL STOCKHOLDERS' EQUITY                                  86,387
                                                                       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 86,387
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                 Three Months Ending     Nine Months Ending
                                                    September 30,           September 30,
                                                 2005           2004       2005       2004
                                                 ----           ----       ----       ----


Revenues:                                      $       -    $       -    $       -    $       -

                                               ---------    ---------    ---------    ---------

Expenses:

   General & Administrative .................  $   1,850    $   2,011    $  11,162    $  11,343
   General & Administrative - related party..          -            -            -        8,100

                                               ---------    ---------    ---------    ---------

         Total Expenses .....................      1,850        2,011       11,162       19,443
                                               ---------    ---------    ---------    ---------

 Other Income:
   Interest Income ..........................        403          375        1,029          871
   Gain on Debt Extinguishment ..............          -            -            -       14,968

                                               ---------    ---------    ---------    ---------

         Total Other Income .................        403          375        1,029       15,839


        NET INCOME (LOSS)                      $  (1,447)  $   (1,636)    $(10,133)   $  (3,604)
                                               =========    =========    =========    =========



Net Income (Loss) Per Common Share
   - basic and fully diluted ................  $   (.001)   $   (.001)    $  (.006)   $   (.002)
                                               =========    =========    =========    =========

Weighted Average Number of Shares Outstanding  1,610,000    1,610,000    1,610,000    1,610,000
                                               =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED
                                   (UNAUDITED)




                                                          September 30,
                                                       2005          2004
                                                       ----          ----


    Cash Flows From Operating Activities:

     Net Loss ..................................   $ (10,133)   $  (3,604)

   Adjustments to Reconcile Net Loss to Net Cash
     Used by Operating Activities:

     Shares issued for Services - related party            -        3,100
     Increase (Decrease) in Accounts Payable ...           -     (14,968)
                                                   ---------    ---------

         Cash (Used in) Operating Activities ..... $ (10,133)   $ (15,472)



         Cash - BEGINNING ......................      96,520      113,597
                                                   ---------    ---------

         Cash - END ............................   $  86,387    $  98,125
                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2005 and the Form 10-KSB for the fiscal year ended December 31, 2004.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2005, the Company had current assets in the form of cash and cash equivalents of $86,387.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the Principal Executive Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Principal Financial Officer pursuant to 18 U.S.C.
     Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Incorporated by reference is the registrant's report on Form 8-K filed on November 14, 2005, reporting under Items 4.01 and 9.01 the dismissal of the Company's independent accountants and appointment of new independent accountants.

                                   SIGNATURES:

     In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


DATED:  November 14, 2005


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


/s/ JOHN P. O'SHEA                                             November 14, 2005
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof, I, John
P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                           November 14, 2005
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer