Form 10KSB
period 2005-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2006-04-13
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2005

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          for the transition period from ________to________.

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

Nevada                                           13-3506506
------                                           ----------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
Incorporation or Organization)

10 West Street, Suite 28-C, New York, NY            10004
----------------------------------------------      -----
(Address of Principal Executive Offices)        (Zip Code)


25 Broad Street, Suite 20-I, New York, NY           10004
----------------------------------------------      -----
(Former name, former address and former         (Zip Code)
 fiscal year, if changed since last report)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's income for fiscal year 2005 was $1,486.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of March 15, 2006, was $55,300.

     As of December 31, 2005, a total of 1,610,000 shares of common stock were issued and outstanding.

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

ITEM 2.   Description of Property.

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at the home of its President, John P. O'Shea, 10 West Street, Suite 28-C, New York, New York 10004. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.   Legal Proceedings.

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.



                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board, under the symbol STQN. The following table shows the quarterly high and low bid prices during 2004 and 2005 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----
     2004          First Quarter                   0.23        0.31
                   Second Quarter                  0.31        0.31
                   Third Quarter                   0.31        0.31
                   Fourth Quarter                  0.31        0.31
     2005          First Quarter                   0.35        0.35
                   Second Quarter                  0.35        0.25
                   Third Quarter                   0.25        0.16
                   Fourth Quarter                  0.25        0.20



At March 15, 2006, there were 61 record holders and approximately 87 beneficial owners of the Company's common stock.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

          PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2005.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2005, the Company had current assets in the form of cash and cash equivalents of $85,694 and liabilities of $0.

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

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, December 31, 2005                                      F2

Statements of Operations for the Years Ended
December 31, 2005 and 2004 and for the period from                    F3
Inception (January 27, 1989) to December 31, 2005

Statements of Stockholders' Equity, period from
Inception (January 27, 1989) to December 31, 2005                     F4

Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004 and for the period from                    F5
Inception (January 27, 1989) to December 31, 2005

Notes to Financial Statements                                        F6-9

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception (January 27, 1989) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception (January 27, 1989) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


Denver, CO
March 31, 2006


/s/ Comiskey & Company


Professional Corporation

                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                      December 31,
                                                         2005
                                                         ----

ASSETS

Current Assets:

     Cash and Equivalents                               $ 85,694
                                                         -------
     TOTAL CURRENT ASSETS                               $ 85,694
                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $      -
                                                         -------
     TOTAL CURRENT LIABILITIES                          $      -
                                                         =======
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
    Shares authorized; 1,610,000 shares and
    1,600,000 shares issued and outstanding,
    respectively                                        $  1,610
    Additional Paid-In Capital                           186,793
    Accumulated Deficit                                 (102,709)
                                                         --------
       TOTAL STOCKHOLDERS' EQUITY                         85,694
                                                         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 85,694
                                                         =======


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                   For the period
                                   from inception   For the year   For the year
                                (January 27, 1989)         ended          ended
                                   to December 31,   December 31,   December 31,
                                             2005           2005           2004
                                     ------------   ------------   ------------


Revenue                              $          -   $          -   $          -

                                     ------------   ------------   ------------
Expenses:
   General & Administrative               198,591         12,312         13,193
   General & Administrative
       - related party                      8,100              -          8,100
                                     ------------   ------------   ------------
         Total Expenses                   206,691         12,312         21,293
                                     ------------   ------------   ------------

Other Income:
   Interest Income                         59,001          1,486          1,116
   Miscellaneous Income                    30,013
   Gain on Debt Extinguishment             14,968              -         14,968
                                     ------------   ------------   ------------
         Total Other Income               103,982          1,486         16,084


      NET LOSS                       $   (102,709)  $    (10,826)  $     (5,209)
                                     ============   ============   ============

Weighted Average Number of
  Common Stock Outstanding
      - Basic                           1,598,434      1,610,000      1,605,000
                                     ============   ============   ============

Basic Loss Per Common Share          $      (0.06)  $      (0.01)  $      (0.00)
                                     ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Additional                    Total
                                          Common Stock             Paid-In    Accumulated  Stockholder's
                                      Shares         Amount        Capital     (Deficit)      Equity
                                    -----------    ----------    ----------    --------    -----------
Issuance of common stock
on July 31, 1989 for cash
of $0.0044 per share                 1,360,000     $   1,360     $   4,640     $      -     $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs                 240,000           240       179,063            -       179,303

Net (Loss), Inception to
   December 31, 2000                                                            (73,432)      (73,432)
                                    ----------     ---------     ---------     ---------     ---------
Balance, December 31, 2000           1,600,000         1,600       183,703      (73,432)      111,871

Net (Loss), December 31, 2001                                                    (2,250)       (2,250)
                                    ----------     ---------     ---------     ---------     ---------
Balance, December 31, 2001           1,600,000         1,600       183,703      (75,682)      109,621

Net (Loss), December 31, 2002                                                    (5,115)       (5,115)
                                    ----------     ---------     ---------     ---------     ---------
Balance, December 31, 2002           1,600,000         1,600     $ 183,703      (80,797)      104,506

Net (Loss), December 31, 2003                                                    (5,877)       (5,877)
                                    ----------     ---------     ---------     ---------     ---------
Balance - December 31, 2003          1,600,000         1,600     $ 183,703      (86,674)       98,269

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services          10,000            10         3,090                      3,100

Net (Loss), December 31, 2004                                                    (5,209)       (5,209)
                                    ----------     ---------     ---------     ---------     ---------

Balance, December 31, 2004           1,610,000     $   1,610     $ 186,793     $(91,883)     $ 96,520

Net (Loss), December 31, 2005                                                   (10,826)      (10,826)
                                    ----------     ---------     ---------     ---------     ---------
Balance - December 31, 2005          1,610,000         1,610     $ 186,793     (102,709)       85,694
                                    ==========     =========     =========     =========     =========


The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period
                                     from inception       For the       For the
                                  (January 27, 1989)   year ended    year ended
                                     to December 31,  December 31,  December 31,
                                               2005          2005          2004
                                        -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              $ (102,709)  $  (10,826)  $   (5,209)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services-related party       3,100            -        3,100
  Increase (Decrease) in accounts payable           -            -      (14,968)
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities    (99,609)     (10,826)     (17,077)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     85,694      (10,826)     (17,077)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       96,520      113,597
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   85,694   $   85,694   $   96,520
                                           ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2005 AND 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

ORGANIZATION
The Company was organized January 27, 1989 (Date of Inception) under the laws of the State of Nevada, as Strategic Acquisitions, Inc.

The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts, the sale of stock in a public offering, and the evaluation of potential acquisition targets. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

CONCENTRATION OF CREDIT RISK
At December 31, 2005, and 2004, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

LOSS PER SHARE
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2005.

                                       F6

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2005 and 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                                       F7

RECENT PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

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

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $103,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2009 and 2025. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2005. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381.

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


NOTE 5 - GAIN ON DEBT EXTINGUISHMENT

In 2004, the Company recorded $14,968 related to trade accounts payable from a previous year which had been written off by the creditor. The amount is shown as a gain from debt extinguishment in the other income and expense section of the Statements of Operations.


                                       F9

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 8, 2005, the Company dismissed Beckstead and Watts LLP, its independent registered public accounting firm. The Company appointed Comiskey & Company, P.C. as its new independent registered public accounting firm on November 8, 2005. The change in accountants was approved by the Company's Board of Directors and reported on Form 8-K filed on November 14, 2005.

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

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a list of directors and executive officers of the Company as of December 31, 2005 their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 49, is the Company's President and a director since 2004. Since 1997, Mr. O'Shea has been President of Westminster Securities Corporation, a full-service brokerage firm headquartered in New York City. In addition, Mr. O'Shea has served as a director of Laidlaw Global Corporation from 1999 to 2001. He is an Allied Member of the New York Stock Exchange and a Member of the New York Board of Trade.

     Marika Xirouhakis, 25, is the Company's Secretary/Treasurer and a director since 2004. Ms. Xirouhakis has been employed by Westminster Securities Corporation since 1999, presently serving as a Vice President in the Corporate Finance department. She attended New York University,
     Stern School of Business from 1998 to 2002, graduating Magna Cum Laude with a BS in Finance and Management.

Each of the Company's officers and directors is in compliance with
Section 16(a) of the Exchange Act.

The entire board of directors of the Company serves as its audit committee. The Company does not have an audit committee financial expert serving on its audit committee because it believes that the time and expense associated with locating such a financial expert is not justified during the time that the Company remains in the development stage as a blind pool or blank check company.

The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics is attached to this Form 10KSB as Exhibit 14.1.

Item 10.  Executive Compensation.

None.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

The following table sets forth, as of December 31, 2005, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.


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

The Company maintains a mailing address at 10 West Street, Suite 28-C,
New York, NY 10004, the home of its President, John P. O'Shea, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the Company will establish and maintain an office after completion of a business combination.


ITEM 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

14.1 Code of Ethics

31.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

The Company's Form 8-K, filed on November 14, 2005, is incorporated here by reference.

ITEM 14.  Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $500 for the fiscal year ended
December 31, 2004 and $5,000 for the fiscal year ended December 31, 2005.

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

Date: April 13, 2006

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           April 13, 2006
    John P. O'Shea

                              Secretary
/s/ MARIKA XIROUHAKIS         Treasurer
----------------------        Director                           April 13, 2006
    Marika Xirouhakis

                                                                    Exhibit 14.1

                         STRATEGIC ACQUISITIONS, INC.

                CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

The conduct of Senior Financial Officers shall be governed by this Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act, in order to deter wrongdoing and to promote:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

Full, fair, accurate, timely and understandable disclosure in reports and documents that a company files with, or submits to, the Commission and in other public communications made by the Company;

Compliance with applicable governmental laws, rules and regulations;

The prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

Accountability for adherence to the Code.

1. The Chief Executive Officer, the Chief Financial Officer, the Controller, and other senior officers performing financial management functions shall maintain the highest standards in performing their duties.

Federal law requires the Company to set forth guidelines pursuant to which the principal executive officer and senior financial management employees perform their duties. Employees subject to this requirement include the chief executive officer, the chief financial officer, controller or chief accounting officer, and any person who performs similar functions (the "Senior Financial Officers"). However, the Company expects that all employees who participate in the preparation of any part of the Company's financial statements should follow these guidelines:

Act with honesty and integrity, avoiding violations of the Code, including actual or apparent conflicts of interest with the Company in personal and professional relationships.

Disclose to any Ethics Committee designated by the Board of Directors to administer this Code of Ethics, or to the full Board of Directors if Ethics Committee has been appointed, any material transaction or relationship that reasonably could be expected to give rise to any violations of the Code, including actual or apparent conflicts of interest with the Company.

Provide the Company's other employees, consultants, and advisors with information that is accurate, complete, objective, relevant, timely, and understandable.

Endeavor to ensure full, fair, timely, accurate, and understandable disclosure in the Company's periodic reports and other public communications.

Comply with all applicable governmental laws, rules and regulations, and adhere to the standards and restrictions imposed by those laws, rules and regulations.

Act in good faith, responsibly, and with due care, competence and diligence, without knowingly misrepresenting material facts, causing others to misrepresent material facts, or allowing your independent judgment to be subordinated.

Respect the confidentiality of information acquired in the course of your work except where you have Company approval or where disclosure is otherwise legally mandated. Confidential information acquired in the course of your work will not be used for personal advantage.

Proactively promote ethical behavior among peers in your work environment.

Record or participate in the recording of entries in the Company's books and records that are accurate to the best of your knowledge.

2.        Reporting and Accountability

The Board of Directors may appoint an Ethics Committee to be responsible for applying this Code to specific situations in which questions are presented to it. In the event an Ethics Committee is appointed, it has the authority to interpret this Code in any particular situation. In the event no Ethics Committee has been appointed, the Board of Directors shall have the authority to interpret this Code in any particular situation. Any Senior Financial Officer who becomes aware of any existing or potential breach of this Code is required to notify the Ethics Committee or the Board of Directors promptly. Failure to do so is itself a breach of this Code.

Specifically, each Senior Financial Officer must:

Notify the Ethics Committee, if any, or the Board of Directors promptly of any existing or potential violation of this Code.

Not retaliate against any employee or Senior Financial Officer for reports of potential violations that are made in good faith.

The Ethics Committee, if any, or the Board of Directors shall take all action it considers appropriate to investigate any breaches reported to it. If a breach has occurred, the Company will take such disciplinary action or preventive action as the Board of Directors deems appropriate, after consultation with the Ethics Committee, if any.

Specifically, the Company will follow the following procedures in investigating and enforcing this Code and in reporting on the Code:

Breaches and potential breaches will be reported to the Ethics Committee, if any, or to the full Board of Directors.

The Ethics Committee, if any, or the full Board of Directors will take all appropriate action to investigate any breaches reported to it. If any Ethics Committee determines that a breach has occurred, it will inform the Board of Directors. Upon being notified that a breach has occurred, the Board will take or authorize such disciplinary or preventive action as it deems appropriate, after consultation with the Ethics Committee, if any, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of the SEC or other appropriate law enforcement authorities.

Any changes or waivers of this Code will be disclosed in the Company's annual report on Form 10-KSB.

3.        Waivers

Any waiver (defined below) or an implicit waiver (defined below) from a provision of this Code is required to be disclosed in the Company's Annual Report on Form 10-KSB or a Report on Form 8-K filed with the SEC. A waiver is defined by SEC rules as a material departure from a provision of the Code, and an implicit waiver means failure to take action within a reasonable period of time regarding a material departure from a provision of the Code that has been made known to an executive officer of the Company. Senior Financial Officers should note that the Company expects full compliance with this Code and does not intend to grant or to permit waivers from the requirements of this Code.

4.        Other Policies and Procedures

The Company may, from time to time, adopt other procedures and separate requirements which are applicable to Senior Financial Officers and others.

This Code of Ethics has been approved by the Board of Directors.

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

/s/ JOHN P. O'SHEA                                             April 13, 2006
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Strategic Acquisitions, Inc. (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission, I, John P. O'Shea, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ JOHN P. O'SHEA                                               April 13, 2006
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer