Form 10QSB
period 2006-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2006-05-04
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

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

                           10 West Street, Suite 28-C
                            New York, New York 10004
                     (Address of Principal Executive Office)

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of March 31, 2006, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                       March 31,
                                                         2006
                                                         ----

ASSETS

Current Assets:

     Cash and Equivalents                               $ 83,389
                                                         -------
     TOTAL CURRENT ASSETS                               $ 83,389
                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $      -
                                                         -------
     TOTAL CURRENT LIABILITIES                          $      -
                                                         =======
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                           $  1,610
    Additional Paid-In Capital                           186,793
    Accumulated Deficit                                 (105,014)
                                                         --------
       TOTAL STOCKHOLDERS' EQUITY                         83,389
                                                         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 83,389
                                                         =======


   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                  For the
                                  period from    For the        For the
                                  inception      three          three
                                  (January 27,   months         months
                                  1989) to       ended          ended
                                  March 31,      March 31,      March 31,
                                  2006           2006           2005
                                  -----------    -----------    -----------

REVENUES                          $         -    $         -    $         -
                                  -----------    -----------    -----------

EXPENSES




   General & Administrative       $   201,416    $     2,825    $     7,325
   General & Administrative
       - related party                  8,100              -              -
                                  -----------    -----------    -----------
         Total Expenses               209,516          2,825          7,325
                                  -----------    -----------    -----------

Other Income:
   Interest Income                     59,521            520            300
   Miscellaneous Income                30,013
   Gain on Debt Extinguishment         14,968              -              -
                                  -----------    -----------    -----------
         Total Other Income           104,502            520            300


      NET LOSS                    $  (105,014)   $    (2,305)   $    (7,025)
                                  ===========    ===========    ===========


Weighted Average Number of
  Common Stock Outstanding
      - Basic                       1,597,423      1,610,000      1,610,000
                                  ===========    ===========    ===========

Basic Loss Per Common Share       $     (0.07)   $     (0.00)  $      (0.00)
                                  ===========    ===========    ===========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period       For the       For the
                                     from inception  three months  three months
                                  (January 27, 1989)        ended         ended
                                        to March 31,     March 31,     March 31,
                                               2006          2006          2005
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $ (105,014)  $   (2,305)  $    (7,025)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
  Increase (decrease) in accounts payable           -            -          600
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (101,914)      (2,305)      (6,425)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     83,389       (2,305)      (6,425)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       85,694       96,520
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   83,389   $   83,389   $   90,095
                                           ==========   ==========   ==========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2006 and the Form 10-KSB for the fiscal year ended December 31, 2005.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2006, the Company had current assets in the form of cash and cash equivalents of $83,389 and liabilities of $0.

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


DATED:  May 4, 2006


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


/s/ JOHN P. O'SHEA                                             May 4, 2006
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof, I, John
P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                             May 4, 2006
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer