Form 10QSB
period 2006-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2006-11-14
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2006, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                       Sept 30,
                                                         2006
                                                         ----

ASSETS

Current Assets:

     Cash and Equivalents                               $ 80,328
                                                         -------
     TOTAL CURRENT ASSETS                               $ 80,328
                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $      -
                                                         -------
     TOTAL CURRENT LIABILITIES                          $      -
                                                         =======
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                           $  1,610
    Additional Paid-In Capital                           186,793
    Accumulated Deficit                                 (108,075)
                                                         --------
       TOTAL STOCKHOLDERS' EQUITY                         80,328
                                                         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 80,328
                                                         =======



The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                               For the period
                               from inception
                            (January 27, 1989)  Three Months Ending   Nine Months Ending
                                  to Sept 30,        Sept 30,              Sept 30,
                                      2006       2006        2005      2006       2005
                                      ----       ----        ----      ----       ----


Revenues:                          $        -  $       -  $       -  $       -  $       -

                                   ----------  ---------  ---------  ---------  ---------

Expenses:

   General & Administrative ...... $  205,685  $   1,140  $   1,850  $   7,094  $  11,162
   General & Administrative
              - related party.....      8,100          -          -          -          -

                                   ----------  ---------  ---------  ---------  ---------

       Total Expenses ............    213,785      1,140      1,850      7,094     11,162
                                   ----------  ---------  ---------  ---------  ---------

Other Income:
   Interest Income ...............     60,729        594        403      1,728      1,029
   Miscellaneous Income ..........     30,013          -          -          -          -
   Gain on Debt Extinguishment ...     14,968          -          -          -          -
                                   ----------  ---------  ---------  ---------  ---------

       Total Other Income ........    105,710        594        403      1,728      1,029


        NET INCOME (LOSS)          $ (108,075) $    (546) $  (1,447) $  (5,366) $ (10,133)
                                   ==========  =========  =========  =========  =========



Net Income (Loss) Per Common Share
   - basic and fully diluted ..... $    (0.07) $   (0.00) $   (0.00) $   (0.00) $  (0.01)
                                   ==========  =========  =========  =========  =========

Weighted Average Number of
          Shares Outstanding......  1,597,788  1,610,000  1,610,000  1,610,000  1,610,000
                                   ==========  =========  =========  =========  =========


The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                     For the period       For the       For the
                                     from inception   nine months   nine months
                                  (January 27, 1989)        ended         ended
                                         to Sept 30,      Sept 30,      Sept 30,
                                               2006          2006          2005
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $  (108,075) $   (5,366)  $   (10,133)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
  Increase (decrease) in accounts payable           -            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (104,975)      (5,366)     (10,133)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     80,328       (5,366)     (10,133)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       85,694       96,520
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   80,328   $   80,328   $   86,387
                                           ==========   ==========   ==========

The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2006 and the Form 10-KSB for the fiscal year ended December 31, 2005.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2006, the Company had current assets in the form of cash and cash equivalents of $80,328.

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


DATED:  November 13, 2006


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


/s/ JOHN P. O'SHEA                                             November 13, 2006
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Quarterly Report of Strategic Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof, I, John
P. O'Shea, President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ JOHN P. O'SHEA                                           November 13, 2006
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer