Form 10KSB
period 2006-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2007-03-28
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2006

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

     Issuer's income for fiscal year 2006 was $2,322.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of March 2, 2007, was $77,420.

     As of December 31, 2006, a total of 1,610,000 shares of common stock were issued and outstanding.

     Transitional Small Business Format: No.

                               TABLE OF CONTENTS

                                                                Page

PART I.........................................................  1

Item 1.   Description of Business..............................  1

Item 2.   Description of Property..............................  2

Item 3.   Legal Proceedings....................................  2

Item 4.   Submission of Matters to a Vote of Security .........  2
          Holders


PART II........................................................  2

Item 5.   Market for Common Equity and Related Shareholder.....  2
          Matters

Item 6.   Management's Discussion and Analysis or Plan of......  3
          Operations

Item 7.   Financial Statements.................................  3-4

Item 8.   Changes in and Disagreements with Accountants on.....  5
          Accounting and Financial Disclosure

Item 8A.  Controls and Procedures..............................  5


PART III.......................................................  6

Item 9.   Directors, Executive Officers, Promoters and.........  6
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation...............................  6

Item 11.  Security Ownership of Certain Beneficial Owners......  7

Item 12.  Certain Relationships and Related Transactions.......  8

Item 13.  Exhibits and Reports on Form 8-K.....................  8

Item 14.  Principal Accountant Fees and Services...............  9

Signatures.....................................................  10

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.



                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board, under the symbol STQN. The following table shows the quarterly high and low bid prices during 2005 and 2006 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----
     2005          First Quarter                   0.35        0.35
                   Second Quarter                  0.35        0.25
                   Third Quarter                   0.25        0.16
                   Fourth Quarter                  0.25        0.20
     2006          First Quarter                   0.35        0.25
                   Second Quarter                  0.35        0.35
                   Third Quarter                   0.35        0.35
                   Fourth Quarter                  0.35        0.35



At March 9, 2007, there were 60 record holders and approximately 86 beneficial owners of the Company's common stock.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

          PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2006.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2006, the Company had current assets in the form of cash and cash equivalents of $80,273 and liabilities of $507.

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

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, December 31, 2006                                      F2

Statements of Operations for the Years Ended
December 31, 2006 and 2005 and for the period from                    F3
Inception (January 27, 1989) to December 31, 2006

Statements of Stockholders' Equity, period from
Inception (January 27, 1989) to December 31, 2006                     F4

Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005 and for the period from                    F5
Inception (January 27, 1989) to December 31, 2006

Notes to Financial Statements                                        F6-10

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception (January 27, 1989) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception (January 27, 1989) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
March 5, 2007


/s/ Comiskey & Company


Professional Corporation

                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                      December 31,
                                                         2006
                                                         ----

ASSETS

Current Assets:

     Cash and Equivalents                               $ 80,273
                                                         -------
     TOTAL CURRENT ASSETS                               $ 80,273
                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $    507
                                                         -------
     TOTAL CURRENT LIABILITIES                          $    507
                                                         =======
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
    Shares authorized; 1,610,000 shares and
    1,600,000 shares issued and outstanding,
    respectively                                        $  1,610
    Additional Paid-In Capital                           186,793
    Accumulated Deficit                                 (108,637)
                                                         --------
       TOTAL STOCKHOLDERS' EQUITY                         79,766
                                                         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 80,273
                                                         =======


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                   For the period
                                   from inception   For the year   For the year
                                (January 27, 1989)         ended          ended
                                   to December 31,   December 31,   December 31,
                                             2006           2006           2005
                                     ------------   ------------   ------------


Revenue                              $          -   $          -   $          -

                                     ------------   ------------   ------------
Expenses:
   General & Administrative               206,841          8,250         12,312
   General & Administrative
       - related party                      8,100              -              -
                                     ------------   ------------   ------------
         Total Expenses                   214,941          8,250         12,312
                                     ------------   ------------   ------------

Other Income:
   Interest Income                         61,323          2,322          1,486
   Miscellaneous Income                    30,013
   Gain on Debt Extinguishment             14,968              -              -
                                     ------------   ------------   ------------
         Total Other Income               106,304          2,322          1,486


      NET LOSS                       $   (108,637)  $     (5,928)  $    (10,826)
                                     ============   ============   ============

Weighted Average Number of
  Common Stock Outstanding
      - Basic                           1,597,965      1,610,000      1,610,000
                                     ============   ============   ============

Basic Loss Per Common Share          $      (0.07)  $      (0.00)  $      (0.01)
                                     ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Additional                 Total
                                       Common Stock        Paid-In   Accumulated Stockholder's
                                   Shares       Amount     Capital    (Deficit)     Equity
                                 ----------   ---------   ---------   ---------   ---------
Issuance of common stock
on July 31, 1989 for cash
of $0.0044 per share              1,360,000   $   1,360   $   4,640   $      -   $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs              240,000         240     179,063          -     179,303

Net (Loss), Inception to
   December 31, 2000                                                   (73,432)    (73,432)
                                 ----------   ---------   ---------   ---------   ---------
Balance, December 31, 2000        1,600,000       1,600     183,703    (73,432)    111,871

Net (Loss), December 31, 2001                                           (2,250)     (2,250)
                                  ---------   ---------   ---------   ---------   ---------
Balance, December 31, 2001        1,600,000       1,600     183,703    (75,682)    109,621

Net (Loss), December 31, 2002                                           (5,115)     (5,115)
                                  ---------   ---------   ---------   ---------   ---------
Balance, December 31, 2002        1,600,000       1,600   $ 183,703    (80,797)    104,506

Net (Loss), December 31, 2003                                           (5,877)     (5,877)
                                  ---------   ---------   ---------   ---------   ---------
Balance - December 31, 2003       1,600,000       1,600   $ 183,703    (86,674)     98,269

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services       10,000          10       3,090                  3,100

Net (Loss), December 31, 2004                                           (5,209)     (5,209)
                                 ----------   ---------   ---------   ---------   ---------

Balance, December 31, 2004        1,610,000   $   1,610   $ 186,793   $(91,883)   $ 96,520

Net (Loss), December 31, 2005                                          (10,826)    (10,826)
                                 ----------   ---------   ---------   ---------   ---------
Balance - December 31, 2005       1,610,000       1,610   $ 186,793   (102,709)     85,694

Net (Loss), December 31, 2006                                           (5,928)     (5,928)
                                 ----------   ---------   ---------   ---------   ---------
Balance - December 31, 2006       1,610,000       1,610   $ 186,793   (108,637)     79,766
                                 ==========   =========   =========   =========   =========


The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period
                                     from inception       For the       For the
                                  (January 27, 1989)   year ended    year ended
                                     to December 31,  December 31,  December 31,
                                               2006          2006          2005
                                        -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              $ (108,637)  $   (5,928)  $  (10,826)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (Decrease) in accounts payable         507          507            -
  Stock issued for Services-related party       3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (105,030)      (5,421)     (10,826)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     80,273       (5,421)     (10,826)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       85,694       96,520
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   80,273   $   80,273   $   85,694
                                           ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2006 AND 2005

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

CONCENTRATION OF CREDIT RISK
At December 31, 2006, and 2005, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

LOSS PER SHARE
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2006.

                                       F6

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2006 and 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                                       F7

RECENT PRONOUNCEMENTS
In  February 2006,  the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 155.   This Statement
amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material effect on its financial statements.

In March 2006,  the  FASB  issued  SFAS No. 156.   This Statement amends  FASB
Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109"
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. The Company does not expect application of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157. This Statement provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect application of SFAS No. 157 to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have an effect on the Company's financial statements.

                                       F8

In September 2006, the FASB issued SFAS No. 158. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, and to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect application of SFAS No. 158 to have any effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. The Company does not expect application of SFAS
No. 159 to have a material effect on its financial statements.


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

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $108,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2009 and 2026. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2006. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381.

                                       F9

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


                                       F10

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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a list of directors and executive officers of the Company as of December 31, 2006 their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 50, is the Company's President and a director since 2004. Since 1997, Mr. O'Shea has been an officer and director of Westminster Securities Corporation, a full-service brokerage firm headquartered in New York City. He currently services as Chairman and Chief Executive Officer of Westminster. He is an Allied Member of the New York Stock Exchange and a Member of the New York Board of Trade.

     Marika Xirouhakis, 26, is the Company's Secretary/Treasurer and a director since 2004. Ms. Xirouhakis has been employed by Westminster Securities Corporation since 1999, presently serving as a Vice President in the Corporate Finance department as well as as corporate secretary. She attended New York University, Stern School of Business from 1998 to 2002, graduating Magna Cum Laude with a BS in Finance and Management.


Compliance With Section 16(a) of the Exchange Act.

Each of the Company's officers and directors is in compliance with
Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert

The entire board of directors of the Company serves as its audit committee. The Company does not have an audit committee financial expert serving on its audit committee because it believes that the time and expense associated with locating such a financial expert is not justified during the time that the Company remains in the development stage as a blind pool or blank check company.

Code of Ethics

The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics was previously included as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and is incorporated herein by reference.


Item 10.  Executive Compensation.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

The following table sets forth, as of December 31, 2006, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.


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

None.

ITEM 14.  Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $3,300 for the fiscal year ended December 31, 2006 and $4,435 for the fiscal year ended December 31, 2005.

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

Date: March 27, 2007

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 27, 2007
    John P. O'Shea

                              Secretary
/s/ MARIKA XIROUHAKIS         Treasurer
----------------------        Director                           March 27, 2007
    Marika Xirouhakis

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

/s/ JOHN P. O'SHEA                                             March 27, 2007
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Strategic Acquisitions, Inc. (the "Company") for the year ended December 31, 2006 as filed with the Securities and Exchange Commission, I, John P. O'Shea, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ JOHN P. O'SHEA                                               March 27, 2007
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer