Form 10QSB
period 2007-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2007-11-14
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

State the number of shared outstanding of each of the issuer's classes of common equity, as for the latest practicable date: as of September 30, 2007, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No [x]

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                       Sept 30,
                                                         2007
                                                         ----

ASSETS

Current Assets:

     Cash and Equivalents                               $ 76,260
                                                         -------
     TOTAL CURRENT ASSETS                               $ 76,260
                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $      -
                                                         -------
     TOTAL CURRENT LIABILITIES                          $      -
                                                         =======
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                           $  1,610
    Additional Paid-In Capital                           186,793
    Accumulated Deficit                                 (112,143)
                                                         -------
       TOTAL STOCKHOLDERS' EQUITY                         76,260
                                                         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 76,260
                                                         =======



The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                               For the period
                               from inception
                            (January 27, 1989)  Three Months Ending   Nine Months Ending
                                  to Sept 30,        Sept 30,              Sept 30,
                                      2007       2007        2006      2007       2006
                                      ----       ----        ----      ----       ----


Revenues:                          $        -  $       -  $       -  $       -  $       -

                                   ----------  ---------  ---------  ---------  ---------

Expenses:

   General & Administrative ...... $  212,070  $   1,134  $   1,140  $   5,229  $   7,094
   General & Administrative
              - related party.....      8,100          -          -          -          -

                                   ----------  ---------  ---------  ---------  ---------

       Total Expenses ............    220,170      1,134      1,140      5,229      7,094
                                   ----------  ---------  ---------  ---------  ---------

Other Income:
   Interest Income ...............     63,046        560        594      1,723      1,728
   Miscellaneous Income ..........     30,013          -          -          -          -
   Gain on Debt Extinguishment ...     14,968          -          -          -          -
                                   ----------  ---------  ---------  ---------  ---------

       Total Other Income ........    108,027        560        594      1,723      1,728


        NET INCOME (LOSS)          $ (112,143) $    (574) $    (546) $  (3,506) $  (5,366)
                                   ==========  =========  =========  =========  =========



Net Income (Loss) Per Common Share
   - basic and fully diluted ..... $    (0.07) $   (0.00) $   (0.00) $   (0.00) $  (0.01)
                                   ==========  =========  =========  =========  =========

Weighted Average Number of
          Shares Outstanding......  1,598,460  1,610,000  1,610,000  1,610,000  1,610,000
                                   ==========  =========  =========  =========  =========


The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                     For the period       For the       For the
                                     from inception   nine months   nine months
                                  (January 27, 1989)        ended         ended
                                         to Sept 30,      Sept 30,      Sept 30,
                                               2007          2007          2006
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $  (112,143) $    (3,506) $    (5,366)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
  Increase (decrease) in accounts payable           -         (507)           -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (109,043)      (4,013)      (5,366)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     76,260       (4,013)      (5,366)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       80,273       85,694
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   76,260   $   76,260   $   80,328
                                           ==========   ==========   ==========

The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                PLAN OF OPERATION:

                The following Plan of Operations should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2007 and the Form 10-KSB for the fiscal year ended December 31, 2006.

                The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2007, the Company had current assets in the form of cash and cash equivalents of $76,260.

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


DATED:  November 14, 2007


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


/s/ JOHN P. O'SHEA                                             November 14, 2007
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

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



/s/ JOHN P. O'SHEA                                           November 14, 2007
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer