Form 10KSB
period 2007-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2008-03-31
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2007

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

     Issuer's income for fiscal year 2007 was $2,250.

     The aggregate market value of the voting and non-voting common equity held by the issuer's nonaffiliates, as of March 12, 2008, was $110,600.

     As of December 31, 2007, a total of 1,610,000 shares of common stock were issued and outstanding.

     Transitional Small Business Disclosure Format: No.

                               TABLE OF CONTENTS

                                                                Page

PART I.........................................................  1

Item 1.   Description of Business..............................  1

Item 1A.  Risk Factors.........................................  2

Item 2.   Description of Property..............................  8

Item 3.   Legal Proceedings....................................  8

Item 4.   Submission of Matters to a Vote of Security .........  8
          Holders


PART II........................................................  8

Item 5.   Market for Common Equity and Related Shareholder.....  8
          Matters

Item 6.   Management's Discussion and Analysis or Plan of......  9
          Operations

Item 7.   Financial Statements.................................  9-10

Item 8.   Changes in and Disagreements with Accountants on.....  11
          Accounting and Financial Disclosure

Item 8A.  Controls and Procedures..............................  11


PART III.......................................................  12

Item 9.   Directors, Executive Officers, Promoters and.........  12
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation...............................  13

Item 11.  Security Ownership of Certain Beneficial Owners......  13

Item 12.  Certain Relationships and Related Transactions.......  14

Item 13.  Exhibits and Reports on Form 8-K.....................  14

Item 14.  Principal Accountant Fees and Services...............  15

Signatures.....................................................  16

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

Item 1A. Risk Factors

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

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

     3. OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

     Since inception of trading, our Common Stock has not traded at $5 or more per share. Because our stock is not traded on a national securities exchange registered with the SEC, if the market price of the Common Stock is less than $5 per share, the Common Stock is classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor."

This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny-stock transactions because of the extra requirements imposed on those transactions. Application of the penny-stock rules to our Common Stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

     We currently have only two individuals who are serving as our officers and directors on a part-time basis. We are heavily dependent upon their skills, talents, and abilities to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to the business of Strategic results in a delay in progress toward implementing our business plan. Because you will not be able to evaluate the merits of possible business acquisitions by Strategic, you should critically assess the information concerning our officers and directors.

     10. OUR BUSINESS MAY BE NEGATIVELY IMPACTED IF OUR OFFICERS LEAVE.

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

     11. WE MAY INCUR LARGE EXPENSES IF WE WERE REQUIRED TO INDEMNIFY AN OFFICER OR DIRECTOR AND YOUR INVESTMENT IN STRATEGIC MAY BE NEGATIVELY IMPACTED.

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

     12. WE MAY ENGAGE IN A LEVERAGED TRANSACTION WHICH MAY INCREASE OUR EXPOSURE TO LARGER LOSSES, MAKE IT MORE DIFFICULT TO MAKE A PROFIT AND POSSIBLY RESULT IN THE LOSS OF ALL OR PART OF YOUR INVESTMENT IN STRATEGIC.

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

     13. WE MAY LOSE VALUABLE BUSINESS OPPORTUNITIES BECAUSE WE HAVE LIMITED RESOURCES AND MAY NOT BE ABLE TO COMPETE WITH OTHER FIRMS FOR SUCH BUSINESS OPPORTUNITIES.

     The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than Strategic. These competitive conditions will exist in any industry in which Strategic may become interested.

     14. WE DO NOT PLAN ON PAYING ANY DIVIDENDS ON OUR COMMON STOCK WHICH MAY MAKE OUR COMMON STOCK A LESS ATTRACTIVE INVESTMENT TO FUTURE POTENTIAL INVESTORS AND HAVE A NEGATIVE IMPACT ON THE VALUE OF YOUR INVESTMENT IN STRATEGIC.

     We have not paid dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future.

     15. WE MAY SELL CONTROL OF STRATEGIC TO AN OUTSIDE INVESTOR AND CURRENT MANAGEMENT OF STRATEGIC MAY BE REPLACED. IN ADDITION, YOUR PERCENTAGE OWNERSHIP OF STRATEGIC MAY BE GREATLY REDUCED BY SUCH A TRANSACTION AND YOU WILL HAVE LESS VOTING CONTROL OVER STRATEGIC.

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

     16. BECAUSE CERTAIN SHARES OF OUR COMMON STOCK ARE "RESTRICTED SECURITIES" THEY ARE SUBJECT TO CERTAIN TRADING RESTRICTIONS WHICH MAY CAUSE YOU TO EXPERIENCE DELAYS AND EXPENSES IN THE SALE OF SUCH SECURITIES.

     The outstanding shares of common stock held by present officers and directors are "restricted securities" within the meaning of Rule 144 under the Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months (in the case of reporting issuers) or for one year (in the case of non-reporting issuers) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of six months (in the case of reporting issuers) or for one year (in the case of non-reporting issuers). A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of a company's common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. We believe that all of the Company's outstanding shares are currently eligible for sale, subject to volume limitations on those shares held by Strategic's directors, officers and other holders of 10% or more of Strategic's outstanding shares.

      17. THERE MAY BE RESTRICTIONS ON YOUR ABILITY TO RESELL YOUR SHARES OF STRATEGIC DUE TO RESTRICTIONS UNDER STATE BLUE SKY LAWS.

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

     18. YOU MAY BE PREVENTED FROM SELLING YOUR SHARES OF STRATEGIC.

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

     At the date of this registration statement, we have no intention of offering further shares in a private offering to anyone. Further, the policy of the Board of Directors is that any future offering of shares will only be made after an acquisition has been made and can be disclosed in appropriate 8-K filings.

     In the event of a violation of state laws regarding resale of "Blank Check" shares we could be liable for civil and criminal penalties which would be a substantial impairment to us.

     19. WE WILL BE EXPOSED TO RISKS RELATING TO THE EVALUATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 AND ANY FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING COULD RESULT IN A NEGATIVE IMPACT ON OUR BUSINESS.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2007, and that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Ultimately, our management will be responsible for assessing the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be requested to attest to that assessment. We are required to document and test our internal control systems and procedures for financial reporting as part of this process. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our Reported financial information, which could have a negative impact in seeking future funding our business.

     20. COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 WILL CAUSE US TO INCUR INCREASED EXPENSES AND WILL REQUIRE OUR MANAGEMENT TO DEVOTE ADDITIONAL RESOURCES.

     Beginning with our 2007 fiscal year, we incurred additional expenses and devoted additional resources in order to achieve compliance with Section 404. We expect to incur significant additional expenses and to devote additional resources to Section 404 compliance during fiscal 2008 and on an ongoing basis as additional requirements under Section 404 become applicable to us. It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, the attestation process by our independent registered public accounting firm will be new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.

     21. PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

     The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. These factors may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.



                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board, under the symbol STQN. The following table shows the quarterly high and low bid prices during 2006 and 2007 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----
     2006          First Quarter                   0.35        0.25
                   Second Quarter                  0.35        0.35
                   Third Quarter                   0.35        0.35
                   Fourth Quarter                  0.35        0.35

     2007          First Quarter                   0.35        0.35
                   Second Quarter                  0.35        0.35
                   Third Quarter                   0.35        0.20
                   Fourth Quarter                  0.20        0.20

At March 12, 2008, there were approximately 60 record holders and 85 beneficial owners of the Company's common stock.

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

ITEM 6.   Management's Discussion and Analysis or Plan of Operation.

          PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2007.

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2007, the Company had current assets in the form of cash and cash equivalents of $75,605 and liabilities of $0.

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

ITEM 7.   Financial Statements.



                      THIS AREA INTENTIONALLY LEFT BLANK
                 Item 7. Financial Statements Begin on Page 10

                                    PART F/S

                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheet, December 31, 2007                                      F2

Statements of Operations for the Years Ended
December 31, 2007 and 2006 and for the period from                    F3
Inception (January 27, 1989) to December 31, 2007

Statements of Stockholders' Equity, period from
Inception (January 27, 1989) to December 31, 2007                     F4

Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006 and for the period from                    F5
Inception (January 27, 1989) to December 31, 2007

Notes to Financial Statements                                        F6-9

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception (January 27, 1989) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception (January 27, 1989) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
March 27, 2008


                                                   /s/ Comiskey & Company

                                                   Professional Corporation

                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEET



                                                      December 31,
                                                         2007
                                                         ----

ASSETS

Current Assets:

     Cash and Equivalents                               $ 75,605
                                                         -------
     TOTAL CURRENT ASSETS                               $ 75,605
                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   $      -
                                                         -------
     TOTAL CURRENT LIABILITIES                                 -

Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
      Shares authorized; 1,610,000 shares
      issued and outstanding                               1,610
    Additional Paid-In Capital                           186,793
    Accumulated Deficit                                 (112,798)
                                                         --------
       TOTAL STOCKHOLDERS' EQUITY                         75,605
                                                         -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 75,605
                                                         =======


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                   For the period
                                   from inception   For the year   For the year
                                (January 27, 1989)         ended          ended
                                   to December 31,   December 31,   December 31,
                                             2007           2007           2006
                                     ------------   ------------   ------------


Revenue                              $          -   $          -   $          -

                                     ------------   ------------   ------------
Expenses:
   General & Administrative               213,252          6,411          8,250
   General & Administrative
       - related party                      8,100              -              -
                                     ------------   ------------   ------------
         Total Expenses                   221,352          6,411          8,250
                                     ------------   ------------   ------------

Other Income:
   Interest Income                         63,573          2,250          2,322
   Miscellaneous Income                    30,013
   Gain on Debt Extinguishment             14,968              -              -
                                     ------------   ------------   ------------
         Total Other Income               108,554          2,250          2,322
                                     ------------   ------------   ------------

      NET LOSS                       $   (112,798)  $     (4,161)  $     (5,928)
                                     ============   ============   ============

Weighted Average Number of
  Common Stock Outstanding
  - Basic & Fully Diluted               1,598,460      1,610,000      1,610,000
                                     ============   ============   ============

Net Income (Loss) Per Common Share   $      (0.07)  $      (0.00)  $      (0.00)
  - Basic & Fully Diluted            ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Additional   Total Accumulated
                                 Common Stock      Paid-In      Stockholder's
                               Shares     Amount   Capital  (Deficit)   Equity
                             ---------- --------- --------- --------- ---------
Issuance of common stock
on July 31, 1989 for cash
of $0.0044 per share          1,360,000 $  1,360  $  4,640 $      -  $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs          240,000       240   179,063        -    179,303

Net (Loss), Inception to
   December 31, 2002                                          (80,797)  (80,797)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2002    1,600,000     1,600   183,703   (80,797)  104,506

Net (Loss), December 31, 2003                                  (5,877)   (5,877)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2003   1,600,000     1,600   183,703   (86,674)   98,269

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services   10,000        10     3,090               3,100

Net (Loss), December 31, 2004                                  (5,209)   (5,209)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2004    1,610,000     1,610   186,793   (91,883)   96,520

Net (Loss), December 31, 2005                                 (10,826)  (10,826)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2005   1,610,000     1,610   186,793  (102,709)   85,694

Net (Loss), December 31, 2006                                  (5,928)   (5,928)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2006   1,610,000     1,610   186,793  (108,637)   79,766

Net (Loss), December 31, 2007                                  (4,161)   (4,161)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2007   1,610,000 $   1,610 $ 186,793 $(112,798)$  75,605
                              ========= ========= ========= ========= =========


The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period
                                     from inception       For the       For the
                                  (January 27, 1989)   year ended    year ended
                                     to December 31,  December 31,  December 31,
                                               2007          2007          2006
                                        -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              $ (112,798)  $   (4,161)  $   (5,928)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (Decrease) in accounts payable           -         (507)         507
  Stock issued for Services-related party       3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (109,698)      (4,668)      (5,421)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     75,605      (4,668)      (5,421)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       80,273       85,694
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   75,605   $   75,605   $   80,273
                                           ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2007 AND 2006

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

CONCENTRATION OF CREDIT RISK
At December 31, 2007, and 2006, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

LOSS PER SHARE
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2007.

                                       F6

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

SEGMENT REPORTING
The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

                                       F7

RECENT PRONOUNCEMENTS
In  December 2007,  the Financial Accounting Standards Board ("FASB") revised
Statement of Financial Accounting Standards ("SFAS") No. 141.   This Statement
requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company's first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141(R) to have a material effect on its financial statements.

In December 2007,  the  FASB  issued  SFAS No. 160.   This Statement clarifies
that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective as of the beginning of the Company's first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.


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

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $112,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2009 and 2027. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2007. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381.

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

Management's Report on Internal Control over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonably assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or dispositions of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

     This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

     This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is a list of directors and executive officers of the Company as of December 31, 2007, their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 51, is the Company's President and a director since 2004. Since 1997, Mr. O'Shea has been an officer and director of Westminster Securities Corporation, a full-service brokerage firm headquartered in New York City. He currently serves as Chairman, Chief Executive Officer and Director of Westminster. He also is a non-executive director for the boards of BlueRock Energy Holdings, Inc. and ENPartners Corp., two private companies in the energy industry. Mr. O'Shea is a Member of the New York Stock Exchange and a Member of the New York Board of Trade.

     Marika Xirouhakis Tonay, 27, is the Company's Secretary/Treasurer and a director since 2004. Ms. Xirouhakis has been employed by Westminster Securities Corporation since 1999, presently serving as a Vice President in the Investment Banking department as well as corporate secretary. She attended New York University, Stern School of Business from 1998 to 2002, graduating Magna Cum Laude with a BS in Finance and Management.

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


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

The following table sets forth, as of December 31, 2007, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.

MANAGEMENT AND 5% OR GREATER            NUMBER              OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS         OF SHARES           PERCENTAGE
------------------------------         ---------           ----------

John P. O'Shea                          921,467              57.23%
c/o 100 Wall St, 7th Fl
New York, NY 10005

Marika X. Tonay                          14,000               0.87%
c/o 100 Wall St, 7th Fl
7th Floor
New York, NY  10005

Deborah A. Salerno                      453,333              28.16%
355 South End Ave, Ste 22-B
New York, NY 10280

All directors and executive             935,467              58.10%
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

None.

ITEM 14.  Principal Accountant Fees and Services.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,250 for the fiscal year ended December 31, 2007 and $3,300 for the fiscal year ended December 31, 2006.

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

Date: March 31, 2008

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 31, 2008
    John P. O'Shea

                              Secretary
/s/ MARIKA X. TONAY           Treasurer
----------------------        Director                           March 31, 2008
    Marika X. Tonay

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

/s/ JOHN P. O'SHEA                                             March 31, 2008
---------------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer

                                                                Exhibit 32.1
                     Certification Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Annual Report on Form 10-KSB of Strategic Acquisitions, Inc. (the "Company") for the year ended December 31, 2007 as filed with the Securities and Exchange Commission, I, John P. O'Shea, President of the Company certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results or operations of the Company.



/s/ JOHN P. O'SHEA                                               March 31, 2008
---------------------------------
John P. O'Shea
Principal Executive Officer and
Principal Financial Officer