Form 10KSB/A
period 2007-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2008-08-05
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2007

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.
          for the transition period from ________to________.

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

Nevada                                           13-3506506
------                                           ----------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
Incorporation or Organization)


2 Gold Street, PH 7, New York, NY                   10038
----------------------------------------------      -----
(Address of Principal Executive Offices)        (Zip Code)


10 West Street, Suite 28-C, New York, NY            10004
----------------------------------------------      -----
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

     Transitional Small Business Disclosure Format: No.

                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-KSB for the fiscal year ended December 31, 2007 in order to update its certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and also to attach the updated certification as well as its Section 1350 certification each as a separate exhibit, Exhibits 31.1 and 32.1, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: August 5, 2008

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           August 5, 2008
    John P. O'Shea

                              Secretary
/s/ MARIKA X. TONAY           Treasurer
----------------------        Director                           August 5, 2008
    Marika X. Tonay