Form 10-Q/A
period 2008-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2008-08-05
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        13-3506506
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                               2 Gold Street, PH 7
                               New York, NY  10038
                     (Address of Principal Executive Office)

                                 (212) 750-3355
                           (Issuer's Telephone Number)
--------------------------------------------------------------------------------


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

                                EXPLANATORY NOTE

The Registrant is filing this amendment to its Form 10-QSB for the quarter ended March 31, 2008 in order to provide the filing on Form 10-Q. There are no changes to the Registrant's financial condition or results of operations, however Form 10-Q does include balance sheet data for the prior fiscal year for comparative purposes and various non-material changes to the presentation format. The Registrant's Section 302 certification at Exhibit 31.1 has also been updated.


PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    March 31,      Dec 31,
                                                      2008          2007
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $ 72,087      $ 75,605
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $ 72,087      $ 75,605
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (116,316)     (112,798)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      72,087        75,605
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 72,087      $ 75,605
                                                     ========      ========


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

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period       For the       For the
                                     from inception  three months  three months
                                  (January 27, 1989)        ended         ended
                                        to March 31,     March 31,     March 31,
                                               2008          2008          2007
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $ (116,316)  $   (3,518)  $    (2,157)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
  Increase (decrease) in accounts payable           -            -         (507)
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (113,216)      (3,518)      (2,664)


CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     72,087       (3,518)      (2,664)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       75,605       80,273
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   72,087   $   72,087   $   77,609
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     For the quarters ended March 31, 2008 and 2007, the Company showed net losses of $3,518 and $2,157, respectively. The increase in net loss for the quarter is attributable primarily to an increase in audit fees.


ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS

31.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

32.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  August 5, 2008


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President