Form 10-K
period 2008-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2009-03-31
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2008

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                          ----------------------------
              (Exact name of registrant as specified in its charter)

Nevada                                           13-3506506
------                                           ----------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
Incorporation or Organization)

                    2 Gold Street, PH 7, New York, NY  10038
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 750-3355
                                 --------------
                          (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                            ---------------
                                                            (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by the registrant's nonaffiliates, as of February 18, 2009, was $55,300.

As of February 25, 2009, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.



<PAGE
                           TABLE OF CONTENTS
                                                                Page

PART I.........................................................  1

Item 1.   Business.............................................  1

Item 2.   Properties...........................................  8

Item 3.   Legal Proceedings....................................  8

Item 4.   Submission of Matters to a Vote of Security .........  8
          Holders


PART II........................................................  9

Item 5.   Market for Common Equity, Related Stockholder .......  9
          Matters and Issuer Purchases of Equity Securities

Item 6.   Selected Financial Data.............................   10

Item 7.   Management's Discussion and Analysis of .............. 10
          Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data.........   11

Item 9.   Changes in and Disagreements with Accountants on.....  12
          Accounting and Financial Disclosure

Item 9A.  Controls and Procedures..............................  12


PART III.......................................................  13

Item 10.  Directors, Executive Officers and Corporate..........  14
          Governance

Item 11.  Executive Compensation...............................  15

Item 12.  Security Ownership of Certain Beneficial Owners .....  16
          and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions,......  17
          and Director Independence

Item 14.  Principal Accountant Fees and Services...............  18


PART IV........................................................  18

Item 15.  Exhibits, Financial Statement Schedules..............  18


Signatures.....................................................  19

                                     PART I

Item 1.  Business.

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

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or another stock exchange.

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

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company, although its officers, directors and significant shareholders seek out such opportunities and respond to unsolicited proposals in their ordinary course of business.

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

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors. A significant shareholder of the Company has also participated in recent years in investigating business opportunities, and the Company compensated her for her ongoing efforts in the first quarter of 2009. Although there are no current plans to do so, Company management might also hire an outside consultant to assist in the investigation and selection of business opportunities,and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee would be paid in stock and not in cash.

     In assessing a potential transaction, the Company anticipates that it will consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for trading in the over-the-counter markets or listing on a securities exchange;

     4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5. The extent to which the business opportunity can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment; and

     8. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. It should be noted that the Company has not completed a transaction in the twenty years of its existence.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals, if and when any are received, and the selection of a business opportunity may take several months or more.

     The Company has no business proposals under consideration as of the date of this annual report.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced prior to completion of a merger transaction; and other information deemed relevant.

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

Employees

     The Company has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. The Company has previously paid its secretary/treasurer in 2004 for her services, and made another payment to her in the first quarter of 2009 for her ongoing services in bookkeeping, recordkeeping, filing tax forms and filing of reports with the SEC. Although there is no current plan with respect to its nature or amount, additional remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered.

ITEM 2.   Properties.

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at the home of its President, John P. O'Shea, 2 Gold Street, PH 7, New York, NY 10038. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.   Legal Proceedings.

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board, under the symbol STQN. The following table shows the quarterly high and low bid prices during 2007 and 2008 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----
     2007          First Quarter                   0.35        0.35
                   Second Quarter                  0.35        0.35
                   Third Quarter                   0.35        0.20
                   Fourth Quarter                  0.20        0.20

     2008          First Quarter                   0.20        0.20
                   Second Quarter                  0.20        0.06
                   Third Quarter                   0.51        0.15
                   Fourth Quarter                  0.55        0.10

At February 25, 2009, there were approximately 60 holders of record and 82 beneficial owners of the Company's common stock.

The Board of Directors has never declared a dividend and the Company does not anticipate paying dividends at any time in the foreseeable future. Also, in the event of the acquisition of a business by the Company, control of the Company and its Board of Directors may pass to others and the payment of dividends would be wholly dependent upon the decisions of such persons.

The Company does not have an equity compensation plan.

The Company has not issued or sold any unregistered securities within the last three years.

The Company did not purchase any equity securities during the last fiscal year.

ITEM 6.   Selected Financial Data.

Not applicable. As a smaller reporting company we are not required to provide the information otherwise required by this item.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2008.

Liquidity and Capital Resources

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2008, the Company had liquid assets in the form of cash and cash equivalents of $69,216 and liabilities of $0.

The Company had no material commitments for capital expenditures at December 31, 2008.

Results of Operations

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

For the years ended December 31, 2008 and 2007, the Company showed net losses of $6,389 and $4,161, respectively. The increase in net loss for the year is attributable to both an increase in audit fees as a result of new internal control review requirements, as well as a decrease in interest income, largely as a result of system-wide decreases in interest rates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8.   Financial Statements and Supplementary Data.



                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheets, December 31, 2008 and 2007                            F2

Statements of Operations for the Years Ended
December 31, 2008 and 2007 and for the period from                    F3
Inception (January 27, 1989) to December 31, 2008

Statements of Stockholders' Equity, period from
Inception (January 27, 1989) to December 31, 2008                     F4

Statements of Cash Flows for the Years Ended
December 31, 2008 and 2007 and for the period from                    F5
Inception (January 27, 1989) to December 31, 2008

Notes to Financial Statements                                        F6-9

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended, and for the period from inception (January 27, 1989) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years then ended, and for the period from inception (January 27, 1989) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
March 25, 2009


                                                   /s/ Comiskey & Company

                                                   Professional Corporation

                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                     Dec 31,       Dec 31,
                                                      2008          2007
                                                   -----------   -----------

ASSETS

Current Assets:

     Cash and Equivalents                            $ 69,216      $ 75,605
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $ 69,216      $ 75,605
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (119,187)     (112,798)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      69,216        75,605
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 69,216      $ 75,605
                                                     ========      ========


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                   For the period
                                   from inception   For the year   For the year
                                (January 27, 1989)         ended          ended
                                   to December 31,   December 31,   December 31,
                                             2008           2008           2007
                                     ------------   ------------   ------------


Revenue                              $          -   $          -   $          -

                                     ------------   ------------   ------------
Expenses:
   General & Administrative               221,186          7,934          6,411
   General & Administrative
       - related party                      8,100              -              -
                                     ------------   ------------   ------------
         Total Expenses                   229,286          7,934          6,411
                                     ------------   ------------   ------------

Other Income:
   Interest Income                         65,118          1,545          2,250
   Miscellaneous Income                    30,013
   Gain on Debt Extinguishment             14,968              -              -
                                     ------------   ------------   ------------
         Total Other Income               110,099          1,545          2,250
                                     ------------   ------------   ------------

      NET LOSS                       $   (119,187)  $     (6,389)  $     (4,161)
                                     ============   ============   ============

Weighted Average Number of
  Common Stock Outstanding
  - Basic & Fully Diluted               1,599,204      1,610,000      1,610,000
                                     ============   ============   ============

Net Income (Loss) Per Common Share   $      (0.07)  $      (0.00)  $      (0.00)
  - Basic & Fully Diluted            ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Additional   Total Accumulated
                                 Common Stock      Paid-In      Stockholder's
                               Shares     Amount   Capital  (Deficit)   Equity
                             ---------- --------- --------- --------- ---------
Issuance of common stock
on July 31, 1989 for cash
of $0.0044 per share          1,360,000 $  1,360  $  4,640 $      -  $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs          240,000       240   179,063        -    179,303

Net (Loss), Inception to
   December 31, 2002                                          (80,797)  (80,797)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2002    1,600,000     1,600   183,703   (80,797)  104,506

Net (Loss), December 31, 2003                                  (5,877)   (5,877)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2003   1,600,000     1,600   183,703   (86,674)   98,269

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services   10,000        10     3,090               3,100

Net (Loss), December 31, 2004                                  (5,209)   (5,209)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2004    1,610,000     1,610   186,793   (91,883)   96,520

Net (Loss), December 31, 2005                                 (10,826)  (10,826)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2005   1,610,000     1,610   186,793  (102,709)   85,694

Net (Loss), December 31, 2006                                  (5,928)   (5,928)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2006   1,610,000     1,610   186,793  (108,637)   79,766

Net (Loss), December 31, 2007                                  (4,161)   (4,161)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2007   1,610,000     1,610   186,793  (112,798)   75,605

Net (Loss), December 31, 2008                                  (6,389)   (6,389)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2008   1,610,000 $   1,610 $ 186,793 $(119,187)$  69,216
                              ========= ========= ========= ========= =========



The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period
                                     from inception       For the       For the
                                  (January 27, 1989)   year ended    year ended
                                     to December 31,  December 31,  December 31,
                                               2008          2008          2007
                                        -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              $ (119,187)  $   (6,389)  $   (4,161)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (Decrease) in accounts payable           -            -         (507)
  Stock issued for Services-related party       3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (116,087)      (6,389)      (4,668)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     69,216       (6,389)      (4,668)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       75,605       80,273
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   69,216   $   69,216   $   75,605
                                           ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2008 AND 2007

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

CONCENTRATION OF CREDIT RISK
At December 31, 2008, and 2007, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

LOSS PER SHARE
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2008.

                                       F6

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2008 and 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                                       F7

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". This Statement amends SFAS No. 133 and is intended to help investors better understand how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for fiscal years and interim periods beginning November 15, 2008. The Company does not expect application of SFAS No. 161 to have a material effect on its financial statements.


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

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $77,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2009 and 2028. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2008. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2008 and 2007, the valuation allowance increased by $4,200 and $1,400, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to FASB interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes" (FIN No. 48).

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


                                       F9

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

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

Management's Report on Internal Control over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed by the Company's principal executive and principal financial officers, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or dispositions of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Management's evaluation of the effectiveness of the Company's internal control over financial reporting is based on the framework described in "Internal Control over Financial Reporting - Guidance for Smaller Public Companies" issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO").

     Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  Other Information.

Not applicable.

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following is a list of directors and executive officers of the Company as of December 31, 2008, their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 52, is the Company's President and a director since 2004. In February 2009, he became a director and Senior Vice President for Hudson Securities, Inc. as well as head of Westminster Securities, a Division of Hudson Securities, Inc. Hudson is a full-service brokerage firm and a subsidiary of Hudson Holding Corp. (OTCBB: HDHL). Since 1997, Mr. O'Shea has been an officer and director of Westminster Securities Corp., currently as Chairman, Chief Executive Officer, President and Director. He is a non-executive director for the boards of BlueRock Energy Holdings, Inc. and ENPartners Corp., two private companies in the energy industry, as well as for China Aoxing Pharmaceutical Company, Inc. (OTCBB: CAXG).

     Marika Xirouhakis Tonay, 28, is the Company's Secretary/Treasurer and a director since 2004. Ms. Tonay was employed by Westminster Securities Corp. from January 1999 until March 2009, most recently in the position of Vice President in the Investment Banking department. Ms. Tonay also served as corporate secretary for Westminster Securities Corp. from September 2006 until March 2009. She attended New York University,
     Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Company's officers, directors and beneficial owners of more than 10% of its common stock is in compliance with Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics was previously included as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. We will also provide a copy of our code of ethics, without charge, to any person who requests it by contacting us via mail, telephone or facsimile transmission.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

The Company is not a listed issuer and therefore is not required to have a separately-designated standing audit committee, nor an audit committee financial expert. The entire board of directors of the Company serves as its audit committee.

Item 11.  Executive Compensation.

There was no compensation awarded to, earned by or paid to any officer or director by the Company during the fiscal year. Compensation was previously paid to the Company's secretary/treasurer in 2004 and additional compensation was paid in the first quarter of 2009 for ongoing services. The Company's President has not received any compensation and no compensation is currently intended to be paid to him. Each of the Company's officers may from time to time be reimbursed for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee. Its officers, John O'Shea and Marika Tonay, participate in deliberations of the board of directors concerning executive officer compensation.

Compensation Committee Report

There was no Compensation Discussion and Analysis prepared during the fiscal year, as there was no compensation paid or contemplated to be paid during such time. John O'Shea and Marika Tonay perform the functions of the compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan

The Company does not have an equity compensation plan, nor are any securities authorized for issuance under any such type plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2008, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.

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


Possible Change in Control

In the event of a purchase of control by other persons, or a merger, the shareholders and management listed above will no longer own the percentages set forth above, and shareholders may be subject to decisions by the new control parties to which they may not assent.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

There have been no transactions completed or proposed, during the Company's last two completed fiscal years, in which the registrant was or is to be a participant, with an amount involved exceeding the lesser of (i) $120,000 or (ii) 1% of the average of the Company's total assets at year end, in which any related person had or will have a direct or indirect material interest.

Subsequent to the end of the last fiscal year, the Company's officers have paid compensation to the Company's secretary/treasurer and to a non-executive shareholder, each of which exceeded 1% of the Company's assets, and which will be reported in the Company's quarterly report for the first quarter of 2009. The Company paid such compensation for services related to maintaining the public status of the Company and seeking business opportunities. Although there are no current plans to do so, the Company may pay compensation to its President or additional compensation to its secretary/treasurer or non-executive shareholder in connection with maintaining the Company's public status, seeking business opportunities and/or completing a merger or acquisition transaction.

The Company maintains a mailing address at the home of its President, John
P. O'Shea, 2 Gold St, PH 7, New York, NY 10038. It pays no rent and incurs no expense for maintenance of this address.

Promoters and Certain Control Persons

John P. O'Shea acquired control of the Company on February 10, 2004. He purchased, with personal funds, an aggregate of 874,667 restricted shares from two prior shareholders of the Company. The shares were purchased for $0.2745 per share, which was a discount to the $0.31 public market price of the shares at the time. Mr. O'Shea held 30,700 shares prior to the transaction, and he subsequently purchased 16,100 shares in the open market at $0.31 per share, for a total of 921,467 shares currently held by him.
No promoter was involved in any of these transactions.

Director Independence

The Company does not have any independent directors. Both of the Company's directors are also executive officers of the Company. The Company is not a listed issuer and is not required by any securities exchange or quotation system to have independent directors. There are no transactions, relationships or arrangements with any director undertaken or considered during the Company's last two fiscal years.

ITEM 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q or Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,650 for the fiscal year ended December 31, 2008 and $5,250 for the fiscal year ended December 31, 2007.

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


                                    PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

       See ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)(2) Financial Statement Schedules

       None

(a)(3) Exhibits

       31.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002

       32.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 2009

                                                   STRATEGIC ACQUISITIONS, INC.


                                                   By:  /s/ JOHN P. O'SHEA
                                                   ------------------------
                                                   John P. O'Shea
                                                   President and
                                                   Principal Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 31, 2009
    John P. O'Shea

                              Secretary
/s/ MARIKA X. TONAY           Treasurer
----------------------        Director                           March 31, 2009
    Marika X. Tonay