Form 10-Q
period 2009-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2009-05-15
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
           (Exact name of registrant as specified in its charter)

            Nevada                                        13-3506506
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                               2 Gold Street, PH 7
                               New York, NY  10038
                     (Address of Principal Executive Office)

                                 (212) 750-3355
                         (Registrant's Telephone Number)
--------------------------------------------------------------------------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2009, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    March 31,      Dec 31,
                                                      2009          2008
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $ 52,047      $ 69,216
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $ 52,047      $ 69,216
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (136,356)     (119,187)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      52,047        69,216
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 52,047      $ 69,216
                                                     ========      ========


   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                   For the
                                   period from    For the        For the
                                   inception      three          three
                                   (January 27,   months         months
                                   1989) to       ended          ended
                                   March 31,      March 31,      March 31,
                                   2009           2009           2008
                                   -----------    -----------    -----------

REVENUES                           $         -    $         -    $         -
                                   -----------    -----------    -----------

EXPENSES




   General & Administrative        $   225,956    $     4,770    $     4,325
   General & Administrative
       - related party                  20,600         12,500              -
                                   -----------    -----------    -----------
         Total Expenses                246,556         17,270          4,325
                                   -----------    -----------    -----------

Other Income:
   Interest Income                      65,219            101            807
   Miscellaneous Income                 30,013
   Gain on Debt Extinguishment          14,968              -              -
                                   -----------    -----------    -----------
         Total Other Income            110,200            101            807


      NET INCOME (LOSS)            $  (136,356)   $   (17,169)   $    (3,518)
                                   ===========    ===========    ===========


Weighted Average Number of
  Common Shares Outstanding          1,599,340      1,610,000      1,610,000
                                   ===========    ===========    ===========

Net Income (Loss) per Common Share
  - Basic and Fully Diluted        $     (0.09)   $     (0.01)  $      (0.00)
                                   ===========    ===========    ===========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                     For the period       For the       For the
                                     from inception  three months  three months
                                  (January 27, 1989)        ended         ended
                                        to March 31,     March 31,     March 31,
                                               2009          2009          2008
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $ (136,356)  $  (17,169)  $    (3,518)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (133,256)     (17,169)      (3,518)


CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     52,047      (17,169)      (3,518)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       69,216       75,605
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   52,047   $   52,047   $   72,087
                                           ==========   ==========   ==========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.


NOTE 2 - RELATED PARTY TRANSACTIONS

     An officer of the Company received compensation of $7,500 in cash for the period ended March 31, 2009. A holder of greater than 10% of the Company's outsanding common stock received compensation of $5,000 in cash for the period ended March 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2009 and the Form 10-K for the fiscal year ended December 31, 2008.

    The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2009, the Company had current assets in the form of cash and cash equivalents of $52,047 and liabilities of $0.

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

     For the quarters ended March 31, 2009 and 2008, the Company showed net losses of $17,169 and $3,518, respectively. The increase in net loss for the quarter is attributable primarily to an aggregate payment of $12,500 to the Company's secretary/treasurer and to a significant shareholder of the Company, in payment of services provided to the Company over the past several years. The increase in net loss is also, to a lesser extent, due to an increase in audit fees and a decrease in interest income. The decrease in interest income is due both to a system-wide decrease in interest rates, as well as a decrease in the Company's deposits from which interest income is earned.


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


DATED:  May 15, 2009


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President