Form 10-Q
period 2009-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2009-08-14
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

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

As of June 30, 2009, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    June 30,      Dec 31,
                                                      2009          2008
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $ 51,505      $ 69,216
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $ 51,505      $ 69,216
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $    600      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $    600      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (137,498)     (119,187)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      50,905        69,216
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 51,505      $ 69,216
                                                     ========      ========


   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                             For the period
                             from inception
                          (January 27, 1989)  Three Months Ending    Six Months Ending
                                 to June 30,         June 30,             June 30,
                                       2009      2009       2008       2009      2008
                                       ----      ----       ----       ----      ----


Revenues:                         $       -  $       -  $       -  $       -  $       -

                                  ---------  ---------  ---------  ---------  ---------

Expenses:

  General & Administrative .....  $ 227,163  $   1,207  $   1,309  $   5,977  $   5,634
  General & Administrative
              - related party...     20,600          -          -     12,500          -

                                  ---------  ---------  ---------  ---------  ---------

      Total Expenses ...........    247,763      1,207      1,309     18,477      5,634
                                  ---------  ---------  ---------  ---------  ---------

Other Income:
  Interest Income ..............     65,284         65        303        166      1,110
  Miscellaneous Income .........     30,013          -          -          -          -
  Gain on Debt Extinguishment ..     14,968          -          -          -          -
                                  ---------  ---------  ---------  ---------  ---------

      Total Other Income .......    110,265         65        303        166      1,110


       NET INCOME (LOSS)          $(137,498) $  (1,142) $  (1,006) $ (18,311) $  (4,524)
                                  =========  =========  =========  =========  =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....  $   (0.09) $   (0.00) $   (0.00) $   (0.01) $   (0.00)
                                  =========  =========  =========  =========  =========

Weighted Average Number of
         Shares Outstanding.....  1,599,473  1,610,000  1,610,000  1,610,000  1,610,000
                                  =========  =========  =========  =========  =========

   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period       For the       For the
                                     from inception    six months    six months
                                  (January 27, 1989)        ended         ended
                                         to June 30,      June 30,      June 30,
                                               2009          2009          2008
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $ (137,498)  $  (18,311)  $    (4,524)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
  Increase (decrease) in accounts payable         600          600            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (133,798)     (17,711)      (4,524)


CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     51,505      (17,711)      (4,524)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       69,216       75,605
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   51,505   $   51,505   $   71,081
                                           ==========   ==========   ==========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the six-month period ended June 30, 2009 and the Form 10-K for the fiscal year ended December 31, 2008.

    The Company remains in the development stage and has limited capital resources and stockholder's equity. At June 30, 2009, the Company had current assets in the form of cash and cash equivalents of $51,505 and liabilities of $600.

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

     For the quarters ended June 30, 2009 and 2008, the Company showed net losses of $1,142 and $1,006, respectively. The increase in net loss for the quarter is attributable primarily to a decrease in interest income, largely as a result of the system-wide decrease in interest rates as well as a decrease in the Company's deposits from which interest income is earned.


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


DATED:  August 14, 2009


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President