Form 10-K
period 2009-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2010-03-31
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2009

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

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by the registrant's nonaffiliates, as of February 10, 2010, was $44,461.

As of February 10, 2010, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.



<PAGE
                           TABLE OF CONTENTS
                                                                Page

PART I.........................................................  1

Item 1.   Business.............................................  1

Item 2.   Properties...........................................  8

Item 3.   Legal Proceedings....................................  8

Item 4.   [Removed and Reserved]...............................  8


PART II........................................................  9

Item 5.   Market for Common Equity, Related Stockholder .......  9
          Matters and Issuer Purchases of Equity Securities

Item 6.   Selected Financial Data.............................   10

Item 7.   Management's Discussion and Analysis of .............. 10
          Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data.........   11

Item 9.   Changes in and Disagreements with Accountants on.....  12
          Accounting and Financial Disclosure

Item 9A.  Controls and Procedures..............................  12


PART III.......................................................  13

Item 10.  Directors, Executive Officers and Corporate..........  14
          Governance

Item 11.  Executive Compensation...............................  15

Item 12.  Security Ownership of Certain Beneficial Owners .....  17
          and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions,......  18
          and Director Independence

Item 14.  Principal Accountant Fees and Services...............  19


PART IV........................................................  19

Item 15.  Exhibits, Financial Statement Schedules..............  19


Signatures.....................................................  20

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

ITEM 4.   [Removed and Reserved].

                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is a limited public trading market for the Company's shares of common stock on the Over-the-Counter Bulletin Board, under the symbol STQN. The following table shows the quarterly high and low bid prices during 2008 and 2009 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----
     2008          First Quarter                   0.20        0.20
                   Second Quarter                  0.20        0.06
                   Third Quarter                   0.51        0.15
                   Fourth Quarter                  0.55        0.10

     2009          First Quarter                   0.21        0.10
                   Second Quarter                  0.15        0.15
                   Third Quarter                   0.17        0.01
                   Fourth Quarter                  0.20        0.17

At March 25, 2010, there were approximately 60 holders of record and 81 beneficial owners of the Company's common stock.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2009.

Liquidity and Capital Resources

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2009, the Company had liquid assets in the form of cash and cash equivalents of $49,216 and liabilities of $600.

The Company had no material commitments for capital expenditures at December 31, 2009.

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

For the years ended December 31, 2009 and 2008, the Company showed net losses of $20,600 and $6,389, respectively. The increase in net loss for the year is primarily attributable to compensation of $12,500 paid in the first quarter of 2009. Increased audit fees and decreased interest income were also contributing factors.

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



                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheets, December 31, 2009 and 2008                            F2

Statements of Operations for the Years Ended
December 31, 2009 and 2008 and for the period from                    F3
Inception (January 27, 1989) to December 31, 2009

Statements of Stockholders' Equity, period from
Inception (January 27, 1989) to December 31, 2009                     F4

Statements of Cash Flows for the Years Ended
December 31, 2009 and 2008 and for the period from                    F5
Inception (January 27, 1989) to December 31, 2009

Notes to Financial Statements                                        F6-11

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended, and for the period from inception (January 27, 1989) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years then ended, and for the period from inception (January 27, 1989) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
March 22, 2010


                                                   /s/ Comiskey & Company

                                                   Professional Corporation

                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                     Dec 31,       Dec 31,
                                                      2009          2008
                                                   -----------   -----------

ASSETS

Current Assets:

     Cash and Equivalents                            $ 49,216      $ 69,216
                                                     --------      --------
     TOTAL ASSETS                                    $ 49,216      $ 69,216
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $    600      $      -
                                                     --------      --------
        TOTAL CURRENT LIABILITIES                    $    600      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (139,787)     (119,187)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      48,616        69,216
                                                     --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 49,216      $ 69,216
                                                     ========      ========


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                   For the period
                                   from inception   For the year   For the year
                                (January 27, 1989)         ended          ended
                                   to December 31,   December 31,   December 31,
                                             2009           2009           2008
                                     ------------   ------------   ------------


Revenue                              $          -   $          -   $          -

                                     ------------   ------------   ------------
Expenses:
   General & Administrative               229,578          8,392          7,934
   General & Administrative
       - related party                     20,600         12,500              -
                                     ------------   ------------   ------------
         Total Expenses                   250,178         20,892          7,934
                                     ------------   ------------   ------------

Other Income:
   Interest Income                         65,410            292          1,545
   Miscellaneous Income                    30,013
   Gain on Debt Extinguishment             14,968              -              -
                                     ------------   ------------   ------------
         Total Other Income               110,391            292          1,545
                                     ------------   ------------   ------------

      NET LOSS                       $   (139,787)  $    (20,600)  $     (6,389)
                                     ============   ============   ============

Weighted Average Number of
  Common Stock Outstanding
  - Basic & Fully Diluted               1,599,733      1,610,000      1,610,000
                                     ============   ============   ============

Net Income (Loss) Per Common Share   $      (0.09)  $      (0.01)  $      (0.00)
  - Basic & Fully Diluted            ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Additional   Total Accumulated
                                 Common Stock      Paid-In      Stockholder's
                               Shares     Amount   Capital  (Deficit)   Equity
                             ---------- --------- --------- --------- ---------
Issuance of common stock
on July 31, 1989 for cash
of $0.0044 per share          1,360,000  $  1,360  $  4,640 $      -  $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs          240,000       240   179,063        -    179,303

Net (Loss), Inception to
   December 31, 2002                                          (80,797)  (80,797)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2002    1,600,000     1,600   183,703   (80,797)  104,506

Net (Loss), December 31, 2003                                  (5,877)   (5,877)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2003   1,600,000     1,600   183,703   (86,674)   98,269

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services   10,000        10     3,090               3,100

Net (Loss), December 31, 2004                                  (5,209)   (5,209)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2004    1,610,000     1,610   186,793   (91,883)   96,520

Net (Loss), December 31, 2005                                 (10,826)  (10,826)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2005   1,610,000     1,610   186,793  (102,709)   85,694

Net (Loss), December 31, 2006                                  (5,928)   (5,928)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2006   1,610,000     1,610   186,793  (108,637)   79,766

Net (Loss), December 31, 2007                                  (4,161)   (4,161)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2007   1,610,000     1,610   186,793  (112,798)   75,605

Net (Loss), December 31, 2008                                  (6,389)   (6,389)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2008   1,610,000 $   1,610 $ 186,793 $(119,187)$  69,216

Net (Loss), December 31, 2009                                 (20,600)  (20,600)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2009   1,610,000 $   1,610 $ 186,793 $(139,787)$  48,616
                              ========= ========= ========= ========= =========


The accompanying notes are an integral part of these financial statements.

                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period
                                     from inception       For the       For the
                                  (January 27, 1989)   year ended    year ended
                                     to December 31,  December 31,  December 31,
                                               2009          2009          2008
                                        -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              $ (139,787)  $  (20,600)  $   (6,389)

Adjustments to Reconcile Net Loss to
  Net Cash Flows from Operating Activities:

  Increase (Decrease) in accounts payable         600          600            -
  Stock issued for Services-related party       3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (136,087)     (20,000)      (6,389)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     49,216      (20,000)      (6,389)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       69,216       75,605
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   49,216   $   49,216   $   69,216
                                           ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2009 AND 2008

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

ORGANIZATION
The Company was organized January 27, 1989 (Date of Inception) under the laws of the State of Nevada, as Strategic Acquisitions, Inc.

The Company is an enterprise in the development stage as defined by ASC 915 (formerly - SFAS No. 7), "Development Stage Entities", and has not engaged in any business other than organizational efforts, the sale of stock in a public offering, and the evaluation of potential acquisition targets. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

CONCENTRATION OF CREDIT RISK
At December 31, 2009, and 2008, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

REVENUE RECOGNITION
The Company recognizes revenue on an accrual basis as it invoices for services.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
ASC 720-15 (formerly - Statement of Position ("SOP") No. 98-5), "Start-Up Costs," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

LOSS PER SHARE
Net loss per share is provided in accordance with ASC 260 (formerly -
SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2009.

                                       F6

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

SEGMENT REPORTING
The Company follows ASC 280 (formerly - SFAS No. 131), "Segment Reporting". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

DIVIDENDS
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

INCOME TAXES
The Company follows ASC 740 (formerly - SFAS No. 109), "Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

                                       F7

RECENT PRONOUNCEMENTS
In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In this annual report, the Company has provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In December 2007, the FASB issued ASC 805 (formerly - SFAS No. 141 (R)), "Business Combinations", which became effective for fiscal periods beginning after December 15, 2008. The Topic changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance. The standard became effective for the Company on January 1, 2009. The Company will apply the provisions of ASC 805 to any future business combinations.

In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), "Consolidation". The Topic changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. The Topic became effective for the Company on January 1, 2009. The adoption of this statement did not have an impact on the Company's financial statements.

                                       F8

In December 2007, the FASB ratified ASC 808 (formerly - Emerging Issues Task Force ("EITF") No. 07-1), "Collaborative Arrangements". ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. ASC 808 was effective for the Company beginning January 1, 2009, and its adoption did not have a material impact on the Company's financial statements.

On January 1, 2009, the Company adopted ASC 815 (formerly - EITF Issue No. 07-5), "Derivatives and Hedging", which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation of the instrument's contingent exercise and settlement provisions. The adoption of ASC 815 did not have an impact on the Company's financial statements.

In May 2009, the FASB issued ASC 855, "Subsequent Events". ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
We have evaluated all subsequent events through the date of issuance of our financial statements. We adopted ASC 855 for the quarter ended June 30, 2009 and the adoption did not have any effect on our financial condition or results of operations.

                                       F9

NOTE 2 - INCOME TAXES

The Company accounts for income taxes under ASC 740 (formerly - SFAS No. 109), "Income Taxes", which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

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

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $97,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2019 and 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2009. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2009 and 2008, the valuation allowance increased by $6,700 and $4,200, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to ASC 740 (formerly - FASB interpretation ("FIN") No. 48).


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

During the year ended December 31, 2009, compensation of $7,500 in cash was paid to an officer of the Company and compensation of $5,000 in cash was paid to a non-executive, affiliate shareholder of the Company.



                                       F10

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


                                       F11

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

     Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management's evaluation of the effectiveness of the Company's internal control over financial reporting is based on the framework described in "Internal Control over Financial Reporting - Guidance for Smaller Public Companies" issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO").

     Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  Other Information.

Not applicable.

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following is a list of directors and executive officers of the Company as of December 31, 2009, their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 53, is the Company's President and a director since 2004. In February 2009, he became a director and Senior Vice President for Hudson Securities, Inc. as well as head of Westminster Securities, a Division of Hudson Securities, Inc. Hudson is a full-service brokerage firm and a subsidiary of Hudson Holding Corp. (OTCBB: HDHL). Since 1997, Mr. O'Shea has been an officer and director of Westminster Securities Corp., currently as Chairman, Chief Executive Officer and Director. He is a non-executive director on the boards of BlueRock Energy Holdings, Inc., AllGreen Energy Pte, Ltd., and China Aoxing Pharmaceutical Company, Inc. (OTCBB: CAXG).

     Marika Xirouhakis Tonay, 29, is the Company's Secretary/Treasurer and a director since 2004. Ms. Tonay was employed by Westminster Securities Corp. from January 1999 until March 2009, most recently in the position of Vice President in the Investment Banking department. Ms. Tonay also served as corporate secretary for Westminster Securities Corp. from September 2006 until March 2009. Since April 2009 she has been affiliated with Andrews Securities, LLC, focusing on alternative investment transactions. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

Item 11.  Executive Compensation.

Compensation of $7,500 was paid to the Company's Secretary/Treasurer in the first quarter of 2009 for ongoing services. The Company's President has not received any compensation and no compensation is currently intended to be paid to him. Each of the Company's officers may from time to time be reimbursed for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee. Its officers, John O'Shea and Marika Tonay, participate in deliberations of the board of directors concerning executive officer compensation.

Compensation Committee Report

John O'Shea and Marika Tonay perform the functions of the compensation committee. In 2009, they prepared a Compensation Discussion and Analysis with respect to compensation paid or contemplated to be paid during the fiscal year. They have reviewed and discussed the Compensation Discussion and Analysis which appears below, and, based on such review and discussion, recommended that the following disclosure be included in this Annual Report on Form 10-K. The material in the following report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

i. The objectives of the registrant's compensation program is to compensate those that have provided significant services to the Company in order for the Company to proceed with its business plan. That plan includes remaining a publicly-traded Company, and seeking out merger or acquisition candidates.

ii. The compensation program is designed to reward those who have been providing services to the Company on an ongoing basis.

iii. The elements of compensation may include cash and/or common stock. We do not wish to pay compensation in the form of stock options or warrants, because we believe it would complicate the capital structure and make the Company less attractive to a potential merger candidate.

iv. The registrant chooses to pay each element as both are available and both can provide value to the recipient.

v. The registrant determines the amount based upon negotiation as well as a reasonable estimate of time and effort expended by the recipient on behalf of the Company.

vi. Each compensation element can potentially play a role in the Company's overall compensation objectives, provided any common stock payment would offset a cash payment (or portion thereof), or vice versa. Common stock payments are valued based upon the public market price of the common stock, subject to some discounting as a result of illiquidity.

vii. We pay out compensation in full at the time of approval, however it should be noted that compensation is not paid on a regular basis and therefore covers multiple ears of service. The last time an executive officer was paid was 2004.

viii. While in the past we have allocated a portion of compensation between cash and common stock, we take into consideration the preferences of recipients.

ix. The determination as to when awards are granted includes reviewing the financial condition of the Company as well as the services provided by the proposed recipients.

x. We review the corporate performance of the Company to assure it is financially sound prior to paying any compensation. We determined that the Company has approximately $70,000 in cash, and a cash burn rate of approximately $7,000 per year (expenses net of interest income), which would allow the Company to survive for several years without any going concern.

xi. Forms of compensation are structured and implemented to reflect the recipients' individual contributions to the registrant's performance. The elements of individual performance and contribution that are taken into account are (a) the continued good standing and public status of the registrant and
(b) the responsiveness to inquiries and continued review of prospective candidates for a business combination with the Company.

xii. We do not have any policy to adjust or recover the anticipated awards, as they are primarily based on services already performed to date.

xiii. We have considered the accounting and tax treatments of both cash and common stock compensation and find them to be equally manageable.

xiv. If we were to issue equity securities, we would need to issue them from treasury, which would dilute existing shareholders. Therefore, the preference is to provide cash compensation which we believe will have a less dilutive effect.

xv.  We are not engaging in any benchmarking of compensation.

xvi. Since both of our executive officers are also our directors, the executive officers determine compensation. While there is significant potential for a conflict of interest in this regard, we attempt to address this issue by proposing compensation that is below industry standards, but still acceptable to all parties. Because the executive officers are also shareholders, their interests are aligned with the shareholders. In particular, John O'Shea is the controlling shareholder, and he proposed the compensation to be paid, while not requesting any compensation for himself.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan

The Company does not have an equity compensation plan, nor are any securities authorized for issuance under any such type plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2009, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group.

MANAGEMENT AND 5% OR GREATER            NUMBER              OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS         OF SHARES           PERCENTAGE
------------------------------         ---------           ----------

John P. O'Shea                          921,467              57.23%
c/o 100 Wall St, 7th Fl
New York, NY 10005

Marika X. Tonay                          14,000               0.87%
c/o 100 Wall St, 7th Fl
New York, NY  10005

Deborah A. Salerno                      453,333              28.16%
355 South End Ave, Ste 22-B
New York, NY 10280

All directors and executive             935,467              58.10%
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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In 2009, the Company's officers paid compensation of $7,500 to the Company's Secretary/Treasurer. The Company paid such compensation for services related to maintaining the public status of the Company. This compensation is discussed further under Item 11 above, "Executive Compensation".

In 2009, the Company's officers also paid compensation of $5,000 to a non-executive shareholder. Such compensation was paid for services related to seeking business opportunities for the Company.

Other than as reported above, there have been no transactions completed or proposed, during the Company's last two completed fiscal years, in which the registrant was or is to be a participant, with an amount involved exceeding the lesser of (i) $120,000 or (ii) 1% of the average of the Company's total assets at year end, in which any related person had or will have a direct or indirect material interest.

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

Director Independence

The Company does not have any independent directors. Both of the Company's directors are also executive officers of the Company. The Company is not a listed issuer and is not required by any securities exchange or quotation system to have independent directors. There are no transactions, relationships or arrangements with any director undertaken or considered during the Company's last two fiscal years, other than as discussed above under "Transactions with Related Persons".

ITEM 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q or Form 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,650 for the fiscal year ended December 31, 2009 and $5,650 for the fiscal year ended December 31, 2008.

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


Date: March 31, 2010

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 31, 2010
    John P. O'Shea

                              Secretary
/s/ MARIKA X. TONAY           Treasurer
----------------------        Director                           March 31, 2010
    Marika X. Tonay