Form 10-Q
period 2010-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2010-11-15
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

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

                               2 Gold Street, PH 12
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

As of November 10, 2010, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    Sept 30,      Dec 31,
                                                      2010          2009
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $ 40,360      $ 49,216
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $ 40,360      $ 49,216
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $    600
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $    600
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (148,043)     (139,787)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      40,360        48,616
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 40,360      $ 49,216
                                                     ========      ========


   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                             For the period
                             from inception
                          (January 27, 1989)  Three Months Ending    Nine Months Ending
                                 to Sept 30,         Sept 30,             Sept 30,
                                       2010      2010       2009       2010      2009
                                       ----      ----       ----       ----      ----


Revenues:                         $       -  $       -  $       -  $       -  $       -

                                  ---------  ---------  ---------  ---------  ---------

Expenses:

  General & Administrative .....  $ 237,990  $   1,371  $   1,207  $   8,412  $   7,184
  General & Administrative
              - related party...     20,600          -          -          -     12,500

                                  ---------  ---------  ---------  ---------  ---------

      Total Expenses ...........    258,590      1,371      1,207      8,412     19,684
                                  ---------  ---------  ---------  ---------  ---------

Other Income:
  Interest Income ..............     65,566         44         64        156        230
  Miscellaneous Income .........     30,013          -          -          -          -
  Gain on Debt Extinguishment ..     14,968          -          -          -          -
                                  ---------  ---------  ---------  ---------  ---------

      Total Other Income .......    110,547         44         64        156        230


       NET INCOME (LOSS)          $(148,043) $  (1,327) $  (1,143) $  (8,256) $ (19,454)
                                  =========  =========  =========  =========  =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....  $   (0.09) $   (0.00) $   (0.00) $   (0.01) $   (0.00)
                                  =========  =========  =========  =========  =========

Weighted Average Number of
         Shares Outstanding.....  1,600,212  1,610,000  1,610,000  1,610,000  1,610,000
                                  =========  =========  =========  =========  =========

   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period       For the       For the
                                     from inception   nine months   nine months
                                  (January 27, 1989)        ended         ended
                                         to Sept 30,      Sept 30,      Sept 30,
                                               2010          2010          2009
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $ (148,043)  $    (8,256) $   (19,454)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
  Increase (decrease) in accounts payable           -         (600)        1,150
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (144,943)      (8,856)     (18,304)


CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     40,360       (8,856)     (18,304)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       49,216       69,216
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   40,360   $   40,360   $   50,912
                                           ==========   ==========   ==========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2010 and the Form 10-K for the fiscal year ended December 31, 2009.

    The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2010, the Company had current assets in the form of cash and cash equivalents of $40,360 and liabilities of $0.

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

     For the quarters ended September 30, 2010 and 2009, the Company showed net losses of $1,327 and $1,143, respectively. The increase in net loss for the quarter is attributable to an increase in auditor fees and a decrease in interest income.


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


DATED:  November 15, 2010


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President