Form 10-K
period 2010-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2011-03-31
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2010

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
                          ----------------------------
              (Exact name of registrant as specified in its charter)

Nevada                                           13-3506506
------                                           ----------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
Incorporation or Organization)

                    2 Gold Street, PH 12, New York, NY  10038
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 878-6532
                                 --------------
                          (Issuer's Telephone Number)

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

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by the registrant's nonaffiliates, as of March 25, 2011, was $66,360.

As of March 25, 2011, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.



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

Employees

     The Company has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. The Company has previously paid its Secretary/Treasurer in 2004 and 2009 for her services in bookkeeping, recordkeeping, filing tax forms and filing of reports with the SEC. Although there is no current plan with respect to its nature or amount, additional remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered.

ITEM 2.   Properties.

The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at the home of its President, John P. O'Shea, 2 Gold Street, PH 12, New York, NY 10038. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.   Legal Proceedings.

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.   [Removed and Reserved].

                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is a limited public trading market for the Company's shares of common stock, under the symbol STQN. The shares were formerly traded on the Over-the-Counter Bulletin Board and currently are traded on the OTCQB marketplace. The following table shows the quarterly high and low bid prices during 2009 and 2010 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----

     2009          First Quarter                   0.21        0.10
                   Second Quarter                  0.15        0.15
                   Third Quarter                   0.17        0.01
                   Fourth Quarter                  0.20        0.17

     2010          First Quarter                   0.20        0.20
                   Second Quarter                  0.20        0.20
                   Third Quarter                   0.21        0.20
                   Fourth Quarter                  0.21        0.21

At March 25, 2011, there were approximately 59 holders of record and 80 beneficial owners of the Company's common stock.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2010.

Liquidity and Capital Resources

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2010, the Company had liquid assets in the form of cash and cash equivalents of $22,845 and liabilities of $0.

The Company had no material commitments for capital expenditures at December 31, 2010.

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

For the years ended December 31, 2010 and 2009, the Company showed net losses of $25,771 and $20,600, respectively. The increase in net loss for the year is primarily attributable to travel expenses incurred in seeking out potential merger candidates. Increased audit fees and decreased interest income were also contributing factors.

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



                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Report of Independent Registered Public Accounting Firm               F2

Balance Sheets, December 31, 2010 and 2009                            F3

Statements of Operations for the Years Ended
December 31, 2010 and 2009 and for the period from                    F4
Inception (January 27, 1989) to December 31, 2010

Statements of Stockholders' Equity, period from
Inception (January 27, 1989) to December 31, 2010                     F5

Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009 and for the period from                    F6
Inception (January 27, 1989) to December 31, 2010

Notes to Financial Statements                                        F7-11

                          [COMISKEY & CO. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2009, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from inception (January 27, 1989) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2009, and the results of its operations and cash flows for the year then ended, and for the period from inception
(January 27, 1989) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
March 22, 2010


                                                   /s/ Comiskey & Company

                                                   Professional Corporation

                                       F1

                 [RANDALL N. DRAKE, C.P.A., P.A. LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2010, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010, and for the period from inception January 27, 1989 to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, and for the period from inception January 27, 1989 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.


/s/ Randall N. Drake, CPA PA


Clearwater, Florida
March 31, 2011



                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                     Dec 31,       Dec 31,
                                                      2010          2009
                                                   -----------   -----------

ASSETS

Current Assets:

     Cash and Equivalents                            $ 22,845      $ 49,216
                                                     --------      --------
     TOTAL ASSETS                                    $ 22,845      $ 49,216
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $    600
                                                     --------      --------
        TOTAL CURRENT LIABILITIES                    $      -      $    600
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (165,558)     (139,787)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      22,845        48,616
                                                     --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 22,845      $ 49,216
                                                     ========      ========


The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                   For the period
                                   from inception   For the year   For the year
                                (January 27, 1989)         ended          ended
                                   to December 31,   December 31,   December 31,
                                             2010           2010           2009
                                     ------------   ------------   ------------


Revenue                              $          -   $          -   $          -

                                     ------------   ------------   ------------
Expenses:
   General & Administrative               255,540         25,962          8,392
   General & Administrative
       - related party                     20,600              -         12,500
                                     ------------   ------------   ------------
         Total Expenses                   276,140         25,962         20,892
                                     ------------   ------------   ------------

Other Income:
   Interest Income                         65,601            191            292
   Miscellaneous Income                    30,013
   Gain on Debt Extinguishment             14,968              -              -
                                     ------------   ------------   ------------
         Total Other Income               110,582            191            292
                                     ------------   ------------   ------------

      NET LOSS                       $   (165,558)  $    (25,771)  $    (20,600)
                                     ============   ============   ============

Weighted Average Number of
  Common Stock Outstanding
  - Basic & Fully Diluted               1,600,096      1,610,000      1,610,000
                                     ============   ============   ============

Net Income (Loss) Per Common Share   $      (0.10)  $      (0.02)  $      (0.01)
  - Basic & Fully Diluted            ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Additional   Total Accumulated
                                 Common Stock      Paid-In      Stockholder's
                               Shares     Amount   Capital  (Deficit)   Equity
                             ---------- --------- --------- --------- ---------
Issuance of common stock
on July 31, 1989 for cash
of $0.0044 per share          1,360,000  $  1,360  $  4,640 $      -  $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs          240,000       240   179,063        -    179,303

Net (Loss), Inception to
   December 31, 2003                                          (86,674)  (86,674)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2003   1,600,000     1,600   183,703   (86,674)   98,629

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services   10,000        10     3,090               3,100

Net (Loss), December 31, 2004                                  (5,209)   (5,209)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2004    1,610,000     1,610   186,793   (91,883)   96,520

Net (Loss), December 31, 2005                                 (10,826)  (10,826)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2005   1,610,000     1,610   186,793  (102,709)   85,694

Net (Loss), December 31, 2006                                  (5,928)   (5,928)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2006   1,610,000     1,610   186,793  (108,637)   79,766

Net (Loss), December 31, 2007                                  (4,161)   (4,161)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2007   1,610,000     1,610   186,793  (112,798)   75,605

Net (Loss), December 31, 2008                                  (6,389)   (6,389)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2008   1,610,000 $   1,610 $ 186,793 $(119,187)$  69,216

Net (Loss), December 31, 2009                                 (20,600)  (20,600)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2009   1,610,000 $   1,610 $ 186,793 $(139,787)$  48,616

Net (Loss), December 31, 2010                                 (25,771)  (25,771)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2010   1,610,000 $   1,610 $ 186,793 $(165,558)$  22,845
                              ========= ========= ========= ========= =========


The accompanying notes are an integral part of these financial statements.

                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period
                                     from inception       For the       For the
                                  (January 27, 1989)   year ended    year ended
                                     to December 31,  December 31,  December 31,
                                               2010          2010          2009
                                        -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              $ (165,558)  $  (25,771)  $  (20,600)

Adjustments to Reconcile Net Loss to
  Net Cash Flows from Operating Activities:

  Increase (Decrease) in accounts payable           -         (600)         600
  Stock issued for Services-related party       3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (162,458)     (26,371)     (20,000)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     22,845      (26,371)     (20,000)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       49,216       69,216
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   22,845   $   22,845   $   49,216
                                           ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.


                                       F6

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2010 AND 2009

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

CONCENTRATION OF CREDIT RISK
At December 31, 2010, and 2009, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

LOSS PER SHARE
Net loss per share is provided in accordance with ASC 260 (formerly -
SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2010.

                                       F7

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2010 and 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                                       F8

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We do not believe that the following impending standards will have an impact on our future filings.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06; the adoption did not have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic
815)-Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update. The Company has adopted ASU 2010-11; the adoption did not have a material impact on the financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740)- Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it "would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act". The company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the company.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.


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

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $123,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2019 and 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2010. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2010 and 2009, the valuation allowance increased by $9,000 and $6,700, respectively.

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


NOTE 6 - SUBSEQUENT EVENTS

On March 21, 2011, John P. O'Shea, the President of the Company, entered into a private Purchase and Sale Agreement to purchase, with personal funds, 68,700 restricted shares of common stock of the Company from a third party shareholder. Previously, Mr. O'Shea owned 1,306,100 shares. As a result of this transaction, Mr. O'Shea is the owner of 1,374,800 shares of the Company, or approximately 85.4% of outstanding shares.


                                       F11

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 14, 2010, the Company dismissed Comiskey & Company, P.C., its independent registered public accounting firm. The Company appointed Randall N. Drake, CPA, PA as its new independent registered public accounting firm on May 18, 2010.
The change in accountants was approved by the Company's Board of Directors and reported on Form 8-K filed on May 18, 2010.


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

     Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Management's evaluation of the effectiveness of the Company's internal control over financial reporting is based on the framework described in "Internal Control over Financial Reporting - Guidance for Smaller Public Companies" issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO").

     Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  Other Information.

On March 21, 2011, John P. O'Shea, the President of the Company, entered into a private Purchase and Sale Agreement to purchase, with personal funds, 68,700 restricted shares of common stock of the Company from a third party shareholder. Previously, Mr. O'Shea owned 1,306,100 shares. As a result of this transaction, Mr. O'Shea is the owner of 1,374,800 shares of the Company, or approximately 85.4% of outstanding shares.

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following is a list of directors and executive officers of the Company as of December 31, 2010, their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 54, is the Company's President and a director since 2004. Mr. O'Shea has been Co-Chairman of European American Equitites, Inc. since October 2010. Previously he was registered with Monarch Capital Group, LLC from April 2010 to October 2010. From February 2009 to April 2010 he was a director and Senior Vice President for Hudson Securities, Inc. Since 1997, Mr. O'Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. He is a non-executive director on the boards of BlueRock Energy Holdings, Inc., AllGreen Energy Pte, Ltd., and Aoxing Pharmaceutical Company, Inc. (NYSE AMEX: AXN). Mr. O'Shea holds a BA and MA in Economics from the University of Cincinnati.

     Marika Xirouhakis Tonay, 30, is the Company's Secretary/Treasurer and a director since 2004. Ms. Tonay is currently CCO & COO of Andrews Securities, LLC, since November 2010. From April 2009 to present she has affiliated and consulted with several brokerage firms regarding alternative investment transactions and compliance. From January 1999 until March 2009, she was employed by Westminster Securities Corp., and also served as corporate secretary for Westminster Securities Corp. from September 2006 until March 2009. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2011, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.


    NAME AND ADDRESS OF           NUMBER OF SHARES        PERCENT
     BENEFICIAL OWNER            OWNED BENEFICIALLY       OF CLASS
----------------------------     ------------------      ----------

John P. O'Shea                        1,374,800              85.39%
c/o 100 Wall St, 7th Fl
New York, NY 10005

Marika X. Tonay                          14,000               0.87%
c/o 100 Wall St, 7th Fl
New York, NY  10005

All directors and executive           1,388,800              86.26%
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

The Company maintains a mailing address at the home of its President, John P. O'Shea, 2 Gold St, PH 12, New York, NY 10038. It pays no rent and incurs no expense for maintenance of this address.

Promoters and Certain Control Persons

John P. O'Shea acquired control of the Company on February 10, 2004. He purchased, with personal funds, an aggregate of 874,667 restricted shares from two prior shareholders of the Company. The shares were purchased for $0.2745 per share, which was a discount to the $0.31 public market price of the shares at the time. Mr. O'Shea held 30,700 shares prior to the transaction, and he concurrently purchased 16,100 shares in the open market at $0.31 per share, for a total of 921,467 shares. In July 2010, Mr. O'Shea purchased, with personal funds, an additional 384,633 restricted shares of common stock from a third party shareholder, at $0.195 per share, which was a premium to the last trade price of $0.15 per share but approximately equal to the prevailing bid price. Following this transaction, Mr. O'Shea was the owner of 1,306,100 shares of the Company, or approximately 81.1% of outstanding shares. In March 2011, Mr. O'Shea purchased an additional 68,700 restricted shares of common stock from a third party shareholder, at $0.25 per share, which was a discount to the most recent trade price of $0.51 but approximately equal to the prevailing bid price. Following this transaction, Mr. O'Shea was the owner of 1,374,800 shares of common stock, increasing his ownership to 85.4% of outstanding shares. No promoter was involved in any of these transactions.

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


ITEM 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,354 for the fiscal year ended December 31, 2010 and $5,650 for the fiscal year ended December 31, 2009.

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


Date: March 31, 2011

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 31, 2011
    John P. O'Shea

                              Secretary
/s/ MARIKA X. TONAY           Treasurer
----------------------        Director                           March 31, 2011
    Marika X. Tonay