Form 10-Q
period 2011-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2011-05-16
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

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
                     (Address of Principal Executive Office)

                                 (212) 878-6532
                         (Registrant's Telephone Number)
--------------------------------------------------------------------------------


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

As of March 31, 2011, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    March 31,      Dec 31,
                                                      2011          2010
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $ 19,550      $ 22,845
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $ 19,550      $ 22,845
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $  2,842      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $  2,842      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (171,695)     (165,558)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      16,708        22,845
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 19,550      $ 22,845
                                                     ========      ========


   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                   For the
                                   period from    For the        For the
                                   inception      three          three
                                   (January 27,   months         months
                                   1989) to       ended          ended
                                   March 31,      March 31,      March 31,
                                   2011           2011           2010
                                   -----------    -----------    -----------

REVENUES                           $         -    $         -    $         -
                                   -----------    -----------    -----------

EXPENSES




   General & Administrative        $   261,691    $     6,151    $     5,086
   General & Administrative
       - related party                  20,600              -              -
                                   -----------    -----------    -----------
         Total Expenses                282,291          6,151          5,086
                                   -----------    -----------    -----------

Other Income:
   Interest Income                      65,615             14             59
   Miscellaneous Income                 30,013
   Gain on Debt Extinguishment          14,968              -              -
                                   -----------    -----------    -----------
         Total Other Income            110,596             14             59


      NET INCOME (LOSS)            $  (171,695)   $    (6,137)   $    (5,027)
                                   ===========    ===========    ===========


Weighted Average Number of
  Common Shares Outstanding          1,600,324      1,610,000      1,610,000
                                   ===========    ===========    ===========

Net Income (Loss) per Common Share
  - Basic and Fully Diluted        $     (0.11)   $     (0.00)  $      (0.01)
                                   ===========    ===========    ===========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                     For the period       For the       For the
                                     from inception  three months  three months
                                  (January 27, 1989)        ended         ended
                                        to March 31,     March 31,     March 31,
                                               2011          2011          2010
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $  (171,695)  $   (6,137)  $   (5,027)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (Decrease) in Accounts Payable       2,842        2,842        3,400
  Stock issued for Services -
                     related party              3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (165,753)      (3,295)      (1,627)


CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     19,550       (3,295)      (1,627)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       22,845    49,216
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   19,550   $   19,550   $   47,589
                                           ==========   ==========   ==========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2011 and the Form 10-K for the fiscal year ended December 31, 2010.

    The Company remains in the development stage and has limited capital resources and stockholder's equity. At March 31, 2011, the Company had current assets in the form of cash and cash equivalents of $19,550 and liabilities of $2,842.

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

     For the quarters ended March 31, 2011 and 2010, the Company showed net losses of $6,137 and $5,027, respectively. The increase in net loss is primarily due to increased audit costs associated with a change in auditor.


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


DATED:  May 16, 2011


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President