Form 10-K
period 2011-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2012-03-30
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2011

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

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by the registrant's nonaffiliates, as of March 20, 2012, was $66,360.

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

ITEM 4.   [Removed and Reserved].

                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is a limited public trading market for the Company's shares of common stock, under the symbol STQN. The shares were formerly traded on the Over-the-Counter Bulletin Board and currently are traded on the OTCQB marketplace. The following table shows the quarterly high and low bid prices during 2010 and 2011 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----

     2010          First Quarter                   0.20        0.20
                   Second Quarter                  0.20        0.20
                   Third Quarter                   0.21        0.20
                   Fourth Quarter                  0.21        0.21

     2011          First Quarter                   0.21        0.51
                   Second Quarter                  0.30        0.75
                   Third Quarter                   0.21        0.30
                   Fourth Quarter                  0.21        0.30

At March 21, 2012, there were approximately 59 holders of record and 81 beneficial owners of the Company's common stock.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2011.

Liquidity and Capital Resources

The Company remains in the development stage and has limited capital resources and stockholder's equity. At December 31, 2011, the Company had liquid assets in the form of cash and cash equivalents of $12,585 and liabilities of $0.

The Company had no material commitments for capital expenditures at December 31, 2011.

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

For the years ended December 31, 2011 and 2010, the Company showed net losses of $10,260 and $25,771, respectively. The decrease in net loss for the year is primarily attributable to a decrease in travel expenses.

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



                           STRATEGIC ACQUISITIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheets, December 31, 2011 and 2010                            F2

Statements of Operations for the Years Ended
December 31, 2011 and 2010 and for the period from                    F3
Inception (January 27, 1989) to December 31, 2011

Statements of Stockholders' Equity, period from
Inception (January 27, 1989) to December 31, 2011                     F4

Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010 and for the period from                    F5
Inception (January 27, 1989) to December 31, 2011

Notes to Financial Statements                                        F6-9

                      [DRAKE & KLEIN CPAs LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Strategic Acquisitions, Inc.
New York, NY


We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the "Company") (a development stage company), as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from inception January 27, 1989 to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from inception January 27, 1989 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.


/s/ Randall N. Drake, CPA PA


Clearwater, Florida
March 29, 2012



                                       F1

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                     Dec 31,       Dec 31,
                                                      2011          2010
                                                   -----------   -----------

ASSETS

Current Assets:

     Cash and Equivalents                            $ 12,585      $ 22,845
                                                     --------      --------
     TOTAL ASSETS                                    $ 12,585      $ 22,845
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
        TOTAL CURRENT LIABILITIES                    $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (175,818)     (165,558)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                      12,585        22,845
                                                     --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 12,585      $ 22,845
                                                     ========      ========


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                   For the period
                                   from inception   For the year   For the year
                                (January 27, 1989)         ended          ended
                                   to December 31,   December 31,   December 31,
                                             2011           2011           2010
                                     ------------   ------------   ------------


Revenue                              $          -   $          -   $          -

                                     ------------   ------------   ------------
Expenses:
   General & Administrative               265,831         10,291         25,962
   General & Administrative
       - related party                     20,600              -              -
                                     ------------   ------------   ------------
         Total Expenses                   286,431         10,291         25,962
                                     ------------   ------------   ------------

Other Income:
   Interest Income                         65,632             31            191
   Miscellaneous Income                    30,013
   Gain on Debt Extinguishment             14,968              -              -
                                     ------------   ------------   ------------
         Total Other Income               110,613             31            191
                                     ------------   ------------   ------------

      NET LOSS                       $   (175,818)  $    (10,260)  $    (25,771)
                                     ============   ============   ============

Weighted Average Number of
  Common Stock Outstanding
  - Basic & Fully Diluted               1,600,649      1,610,000      1,610,000
                                     ============   ============   ============

Net Income (Loss) Per Common Share   $      (0.11)  $      (0.01)  $      (0.02)
  - Basic & Fully Diluted            ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Additional   Total Accumulated
                                 Common Stock      Paid-In      Stockholder's
                               Shares     Amount   Capital  (Deficit)   Equity
                             ---------- --------- --------- --------- ---------
Issuance of common stock
on July 31, 1989 for cash
of $0.0044 per share          1,360,000  $  1,360  $  4,640 $      -  $   6,000

Public offering - 40,000 units
(six shares per unit) @ $6.00
per unit, net of costs          240,000       240   179,063        -    179,303

Net (Loss), Inception to
   December 31, 2003                                          (86,674)  (86,674)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2003   1,600,000     1,600   183,703   (86,674)   98,629

Issuance of common stock
on June 30, 2004 at market value
($0.31 per share) for services   10,000        10     3,090               3,100

Net (Loss), December 31, 2004                                  (5,209)   (5,209)
                              --------- --------- --------- --------- ---------
Balance, December 31, 2004    1,610,000     1,610   186,793   (91,883)   96,520

Net (Loss), December 31, 2005                                 (10,826)  (10,826)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2005   1,610,000     1,610   186,793  (102,709)   85,694

Net (Loss), December 31, 2006                                  (5,928)   (5,928)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2006   1,610,000     1,610   186,793  (108,637)   79,766

Net (Loss), December 31, 2007                                  (4,161)   (4,161)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2007   1,610,000     1,610   186,793  (112,798)   75,605

Net (Loss), December 31, 2008                                  (6,389)   (6,389)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2008   1,610,000 $   1,610 $ 186,793 $(119,187)$  69,216

Net (Loss), December 31, 2009                                 (20,600)  (20,600)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2009   1,610,000 $   1,610 $ 186,793 $(139,787)$  48,616

Net (Loss), December 31, 2010                                 (25,771)  (25,771)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2010   1,610,000 $   1,610 $ 186,793 $(165,558)$  22,845

Net (Loss), December 31, 2011                                 (10,260)  (10,260)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2011   1,610,000 $   1,610 $ 186,793 $(175,818)$  12,585
                              ========= ========= ========= ========= =========


The accompanying notes are an integral part of these financial statements.

                                       F4

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period
                                     from inception       For the       For the
                                  (January 27, 1989)   year ended    year ended
                                     to December 31,  December 31,  December 31,
                                               2011          2011          2010
                                        -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              $ (175,818)  $  (10,260)  $  (25,771)

Adjustments to Reconcile Net Loss to
  Net Cash Flows from Operating Activities:

  Increase (Decrease) in accounts payable           -            -        (600)
  Stock issued for Services-related party       3,100            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (172,718)     (10,260)     (26,371)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     12,585      (10,260)     (26,371)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       22,845       49,216
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $   12,585   $   12,585   $   22,845
                                           ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2011 AND 2010

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

CONCENTRATION OF CREDIT RISK
At December 31, 2011, and 2010, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

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

LOSS PER SHARE
Net loss per share is provided in accordance with ASC 260 (formerly -
SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2011.

                                       F6

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2011 and 2010.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Reference is made to these recent accounting pronouncements as if they are set forth herein in their entirety.

                                       F7

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

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $133,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2019 and 2031. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2011. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2011 and 2010, the valuation allowance increased by approximately $3,500 and $9,000, respectively.

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



                                       F8

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

     Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. Management's evaluation of the effectiveness of the Company's internal control over financial reporting is based on the framework described in "Internal Control over Financial Reporting - Guidance for Smaller Public Companies" issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO").

     Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  Other Information.

None.

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following is a list of directors and executive officers of the Company as of December 31, 2011, their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 55, is the Company's President and a director since 2004. Mr. O'Shea has been Co-Chairman of European American Equitites, Inc. since October 2010. Previously he was registered with Monarch Capital Group, LLC from April 2010 to October 2010. From February 2009 to April 2010 he was a director and Senior Vice President for Hudson Securities, Inc. Since 1997, Mr. O'Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. He is a non-executive director on the boards of BlueRock Energy Holdings, Inc., AllGreen Energy Pte, Ltd., and Aoxing Pharmaceutical Company, Inc. (NYSE AMEX: AXN). Mr. O'Shea holds a BA and MA in Economics from the University of Cincinnati.

     Marika Xirouhakis Tonay, 31, is the Company's Secretary/Treasurer and a director since 2004. Ms. Tonay is currently a Senior Compliance Analyst registered with a FINRA-member firm. Previously she was CCO & COO of Andrews Securities, LLC from November 2010 to December 2011. From April 2009 to November 2011 she was a financial services consultant. From January 1999 until March 2009, she was employed by Westminster Securities Corp., and also served as corporate secretary for Westminster Securities Corp. from September 2006 until March 2009. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2011, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.


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

Although there are no current plans to do so, the Company may pay compensation to its President or additional compensation to its Secretary/Treasurer in connection with maintaining the Company's public status, seeking business opportunities and/or completing a merger or acquisition transaction.

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


ITEM 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $6,750 for the fiscal year ended December 31, 2011 and $7,354 for the fiscal year ended December 31, 2010.

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

One January 1, 2012, the audit firm of Randall N. Dracke CPA, P.A. changed its name to Drake & Klein CPAs. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

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


Date: March 30, 2012

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 30, 2012
    John P. O'Shea

                              Secretary
/s/ MARIKA X. TONAY           Treasurer
----------------------        Director                           March 30, 2012
    Marika X. Tonay