Form 10-Q
period 2012-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2012-11-14
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

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

As of September 30, 2012, a total of 1,610,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                    Sept 30,      Dec 31,
                                                      2012          2011
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $  4,243      $ 12,585
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $  4,243      $ 12,585
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,610,000 shares
       issued and outstanding                        $  1,610      $  1,610
    Additional Paid-In Capital                        186,793       186,793
    Accumulated Deficit                              (184,160)     (175,818)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       4,243        12,585
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  4,243      $ 12,585
                                                     ========      ========


   The accompanying note is an integral part of these financial statements.

                           Strategic Acquisitions Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                             For the period
                             from inception
                          (January 27, 1989)  Three Months Ending    Nine Months Ending
                                 to Sept 30,         Sept 30,             Sept 30,
                                       2012      2012       2011       2012      2011
                                       ----      ----       ----       ----      ----


Revenues:                         $       -  $       -  $       -  $       -  $       -

                                  ---------  ---------  ---------  ---------  ---------

Expenses:

  General & Administrative .....  $ 274,176  $   1,390  $   1,380  $   8,345  $   8,911
  General & Administrative
              - related party...     20,600          -          -          -          -

                                  ---------  ---------  ---------  ---------  ---------

      Total Expenses ...........    294,776      1,390      1,380      8,345      8,911
                                  ---------  ---------  ---------  ---------  ---------

Other Income:
  Interest Income ..............     65,635          -          6          3         27
  Miscellaneous Income .........     30,013          -          -          -          -
  Gain on Debt Extinguishment ..     14,968          -          -          -          -
                                  ---------  ---------  ---------  ---------  ---------

      Total Other Income .......    110,616          -          6          3         27


       NET INCOME (LOSS)          $(184,160) $  (1,390) $  (1,374) $  (8,342) $  (8,884)
                                  =========  =========  =========  =========  =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....  $   (0.12) $   (0.00) $   (0.00) $   (0.01) $   (0.01)
                                  =========  =========  =========  =========  =========

Weighted Average Number of
         Shares Outstanding.....  1,600,951  1,610,000  1,610,000  1,610,000  1,610,000
                                  =========  =========  =========  =========  =========

   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                     For the period       For the       For the
                                     from inception   nine months   nine months
                                  (January 27, 1989)        ended         ended
                                         to Sept 30,      Sept 30,      Sept 30,
                                               2012          2012          2011
                                          ----------   ----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                             $ (184,160)  $    (8,342) $    (8,884)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Stock issued for Services -
                     related party              3,100            -            -
  Increase (decrease) in accounts payable           -            -            -
                                           ----------   ----------   ----------

  Net cash flows from Operating Activities   (181,060)      (8,342)      (8,884)


CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs     185,303            -            -
                                           ----------   ----------   ----------

   Net cash flows from financing activities   185,303            -            -
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                      4,243       (8,342)      (8,884)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                            -       12,585       22,845
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $    4,243   $    4,243   $   13,961
                                           ==========   ==========   ==========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          (A Development Stage Company)
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                   (UNAUDITED)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2012 and the Form 10-K for the fiscal year ended December 31, 2011.

    The Company remains in the development stage and has limited capital resources and stockholder's equity. At September 30, 2012, the Company had current assets in the form of cash and cash equivalents of $4,243 and liabilities of $0.

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

     For the quarters ended September 30, 2012 and 2011, the Company showed net losses of $1,390 and $1,374, respectively. The slight increase in net loss for the quarter is attributable to an increase in bank fees and a decrease in interest income.


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


DATED:  November 14, 2012


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President