Form 10-Q
period 2014-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2014-08-14
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

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

As of June 30, 2014, a total of 1,690,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                                 BALANCE SHEETS


                                                    June 30,       Dec 31,
                                                      2014          2013
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $  6,084      $ 10,274
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $  6,084      $ 10,274
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $     -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,690,000 shares
       issued and outstanding                        $  1,690      $  1,690
    Additional Paid-In Capital                        206,713       206,713
    Accumulated Deficit                              (202,319)     (198,129)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       6,084        10,274
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  6,084      $ 10,274
                                                     ========      ========

   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                   Three Months Ending    Six Months Ending
                                         June 30,             June 30,
                                     2014       2013       2014      2013
                                     ----       ----       ----      ----


Revenues:                         $       -  $       -  $       -  $       -

                                  ---------  ---------  ---------  ---------

Expenses:

  General & Administrative .....  $   1,881  $   1,880  $   4,192  $   7,501

                                  ---------  ---------  ---------  ---------

      Total Expenses ...........      1,881      1,880      4,192      7,501
                                  ---------  ---------  ---------  ---------

Other Income:
  Interest Income ..............          1          4          2          6

                                  ---------  ---------  ---------  ---------

      Total Other Income .......          1          4          2          6


       NET INCOME (LOSS)          $  (1,880) $  (1,876) $  (4,190) $  (7,495)
                                  =========  =========  =========  =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....  $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                                  =========  =========  =========  =========

Weighted Average Number of
         Shares Outstanding.....  1,690,000  1,690,000  1,690,000  1,665,249
                                  =========  =========  =========  =========

   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Six Months Ending
                                                      June 30,
                                                 2014           2013
                                              ----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                 $   (4,190)  $   (7,495)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (decrease) in accounts payable              -            -
                                              ----------   ----------

  Net cash flows from Operating Activities        (4,190)      (7,495)


CASH FLOWS FROM INVESTING ACTIVITIES                   -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs              -       20,000
                                              ----------   ----------

   Net cash flows from financing activities            -       20,000
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        (4,190)      12,505
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                          10,274        2,775
                                              ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                            $    6,084   $   15,280
                                              ==========   ==========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the six-month period ended June 30, 2014 and the Form 10-K for the fiscal year ended December 31, 2013.

    The Company has limited capital resources and stockholder's equity. At June 30, 2014, the Company had current assets in the form of cash and cash equivalents of $6,084 and liabilities of $0.

    The Company has not realized any revenues from operations in the past two
years, and its plan of  operation  for the next twelve  months  shall   be   to
locate a suitable acquisition/merger candidate. The Company can provide no assurance that it will continue to satisfy its cash requirements for at least the next twelve months if a suitable acquisition/merger is completed.

     It is unlikely the Company will have any revenue, other than interest income, unless it is able to effect an acquisition of or merger with an operating company, of which there can be no assurance.

     For the quarters ended June 30, 2014 and 2013, the Company showed net losses of $1,880 and $1,876, respectively. The increase in net loss was due to a decrease in interest income.

     For the six months ended June 30, 2014 and 2013, the Company showed net losses of 4,190 and 7,495, respectively. The decrease in net loss was due to a change in the billing cycle for the Company's auditor.


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


DATED:  August 13, 2014

                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President