Form 10-Q
period 2014-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2014-11-14
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

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

As of September 30, 2014, a total of 1,690,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                                 BALANCE SHEETS



                                                    Sept 30,       Dec 31,
                                                      2014          2013
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $  3,569      $ 10,274
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $  3,569      $ 10,274
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,690,000 shares
       issued and outstanding                        $  1,690      $  1,690
    Additional Paid-In Capital                        206,713       206,713
    Accumulated Deficit                              (204,834)     (198,129)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       3,569        10,274
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  3,569      $ 10,274
                                                     ========      ========

   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                   Three Months Ending   Nine Months Ending
                                      September 30,         September 30,
                                     2014       2013       2014      2013
                                     ----       ----       ----      ----


Revenues:                         $       -  $       -  $       -  $       -

                                  ---------  ---------  ---------  ---------

Expenses:

  General & Administrative .....  $   2,515  $   2,506  $   6,707  $  10,007

                                  ---------  ---------  ---------  ---------

      Total Expenses ...........      2,515      2,506      6,707     10,007
                                  ---------  ---------  ---------  ---------

Other Income:
  Interest Income ..............          0          3          2          9

                                  ---------  ---------  ---------  ---------

      Total Other Income .......          0          3          2          9


       NET INCOME (LOSS)          $  (2,515) $  (2,503) $  (6,705) $  (9,998)
                                  =========  =========  =========  =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....  $   (0.00) $   (0.00) $   (0.00) $   (0.01)
                                  =========  =========  =========  =========

Weighted Average Number of
         Shares Outstanding.....  1,690,000  1,690,000  1,690,000  1,667,399
                                  =========  =========  =========  =========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Nine Months Ending
                                                    September 30,
                                                 2014           2013
                                              ----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                 $   (6,705)  $   (9,998)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (decrease) in accounts payable              -            -
                                              ----------   ----------

  Net cash flows from Operating Activities        (6,705)      (9,998)


CASH FLOWS FROM INVESTING ACTIVITIES                   -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs              -       20,000
                                              ----------   ----------

   Net cash flows from financing activities            -       20,000
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        (6,705)      10,002
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                          10,274        2,775
                                              ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                            $    3,569   $   12,777
                                              ==========   ==========



   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2014 and the Form 10-K for the fiscal year ended December 31, 2013.

    The Company has limited capital resources and stockholder's equity. At September 30, 2014, the Company had current assets in the form of cash and cash equivalents of $3,569 and liabilities of $0.

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

     For the quarters ended September 30, 2014 and 2013, the Company showed net losses of $2,515 and $2,503, respectively. The increase in net loss was due to an increase in bank fees and decrease in interest income.

     For the nine months ended September 30, 2014 and 2013, the Company showed net losses of $6,705 and $9,998, respectively. The decrease in net loss was due to a change in the billing cycle for the Company's auditor.

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


DATED:  November 14, 2014


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President