Form 10-K
period 2014-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2015-03-31
CIK 847942

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2014

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

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by the registrant's nonaffiliates, as of March 25, 2015, was $143,780.

As of March 25, 2015, a total of 1,715,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.



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

                                     PART I

Item 1.  Business.

Strategic Acquisitions, Inc. (the "Company" or "Strategic") was incorporated under the laws of the State of Nevada on January 27, 1989. Since inception the Company had no revenues other than nominal interest income. As of the date hereof, the Company has no commercial operations, has no full- or part-time employees, and owns no real estate.

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

                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

There is a limited public trading market for the Company's shares of common stock, under the symbol STQN. The shares are traded on the OTCQB marketplace. The following table shows the quarterly high and low bid prices during 2013 and 2014 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      YEAR            PERIOD                       HIGH         LOW
     ------        -------------                   ----        ----

     2013          First Quarter                   0.23        0.23
                   Second Quarter                  0.23        0.23
                   Third Quarter                   0.23        0.23
                   Fourth Quarter                  0.23        0.23

     2014          First Quarter                   0.352       0.23
                   Second Quarter                  0.285       0.285
                   Third Quarter                   0.715       0.285
                   Fourth Quarter                  0.56        0.47

At March 25, 2015, there were approximately 55 holders of record and 77 beneficial owners of the Company's common stock.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion should be read in conjunction with the accompanying audited financial statements for the year ended December 31, 2014.

Liquidity and Capital Resources

The Company has limited capital resources and stockholder's equity. At December 31, 2014, the Company had liquid assets in the form of cash and cash equivalents of $992 and liabilities of $0.

The Company had no material commitments for capital expenditures at December 31, 2014.

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

For the years ended December 31, 2014 and 2013, the Company showed net losses of $9,282 and $12,501, respectively. The decrease in net loss was due primarily to a change in the timing of payments to the Company's auditor.

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



                           STRATEGIC ACQUISITIONS INC.
                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Registered Public Accounting Firm               F1

Balance Sheets, December 31, 2014 and 2013                            F2

Statements of Operations for the Years Ended
December 31, 2014 and 2013                                            F3

Statements of Stockholders' Equity, for the Years Ended
December 31, 2014 and 2013                                            F4

Statements of Cash Flows for the Years Ended
December 31, 2014 and 2013                                            F5

Notes to Financial Statements                                        F6-9

                  [DKM CERTIFIED PUBLIC ACCOUNTANTS LETTERHEAD]

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Strategic Acquisitions, Inc.


We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the "Company"), as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
March 30, 2015



                                       F1

                           STRATEGIC ACQUISITIONS INC.
                                 BALANCE SHEETS




                                                     Dec 31,       Dec 31,
                                                      2014          2013
                                                   -----------   -----------
ASSETS

Current Assets:

     Cash and Equivalents                            $    992      $ 10,274
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $    992      $ 10,274
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,690,000 shares
       issued and outstanding                        $  1,690      $  1,690
    Additional Paid-In Capital                        206,713       206,713
    Accumulated Deficit                              (207,411)     (198,129)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                         992        10,274
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    992      $ 10,274
                                                     ========      ========


The accompanying notes are an integral part of these financial statements.


                                       F2

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF OPERATIONS



                                     For the year     For the year
                                            ended            ended
                                     December 31,     December 31,
                                             2014             2013
                                     ------------     ------------


Revenues:                            $          -     $          -

                                     ------------     ------------
Expenses:

   General & Administrative                 9,284           12,512
                                     ------------     ------------

         Total Expenses                     9,284           12,512
                                     ------------     ------------

Other Income:
   Interest Income                              2               11

                                     ------------     ------------
         Total Other Income                     2               11
                                     ------------     ------------


      NET INCOME (LOSS)              $     (9,282)    $    (12,501)
                                     ============     ============

Weighted Average Number of
  Common Stock Outstanding
  - Basic & Fully Diluted               1,690,000        1,677,726
                                     ============     ============

Net Income (Loss) Per Common Share
  - Basic & Fully Diluted            $      (0.01)    $      (0.01)
                                     ============     ============


The accompanying notes are an integral part of these financial statements.


                                       F3

                           STRATEGIC ACQUISITIONS INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Additional   Total Accumulated
                                 Common Stock      Paid-In      Stockholder's
                               Shares     Amount   Capital  (Deficit)   Equity
                             ---------- --------- --------- --------- ---------

Balance - December 31, 2012   1,610,000 $   1,610 $ 186,793 $(185,628)$   2,775
                              --------- --------- --------- --------- ---------
Issuance of common stock
on February 25, 2013 for
cash of $0.25 per share          80,000 $      80 $  19,920 $      -  $  20,000

Net (Loss), December 31, 2013                                 (12,501)  (12,501)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2013   1,690,000 $   1,690 $ 206,713 $(198,129)$  10,274

Net (Loss), December 31, 2014                                  (9,282)   (9,282)
                              --------- --------- --------- --------- ---------
Balance - December 31, 2014   1,690,000 $   1,690 $ 206,713 $(207,411)$     992
                              ========= ========= ========= ========= =========

The accompanying notes are an integral part of these financial statements.

                                       F4

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF CASH FLOWS




                                                 For the        For the
                                              year ended     year ended
                                             December 31,   December 31,
                                                    2014           2013
                                             -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                 $   (9,282)    $  (12,501)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (Decrease) in accounts payable              -              -
                                              ----------     ----------

  Net cash flows from Operating Activities        (9,282)       (12,501)


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs              -         20,000
                                              ----------     ----------

   Net cash flows from financing activities            -         20,000
                                              ----------     ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        (9,282)         7,499

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                          10,274          2,775
                                              ----------     ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                            $      992     $   10,274
                                              ==========     ==========


The accompanying notes are an integral part of these financial statements.


                                       F5

                           STRATEGIC ACQUISITIONS INC.
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2014 AND 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

ORGANIZATION
The Company was organized January 27, 1989 (Date of Inception) under the laws of the State of Nevada, as Strategic Acquisitions, Inc.

Since inception, the Company has not engaged in any business other than organizational efforts, the sale of stock, and the evaluation of potential acquisition targets. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

CONCENTRATION OF CREDIT RISK
At December 31, 2014, and 2013, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

REVENUE RECOGNITION
The Company recognizes revenue on an accrual basis as it invoices for services.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
ASC 720-15, "Start-Up Costs," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

LOSS PER SHARE
Net loss per share is provided in accordance with ASC 260, "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2014.

                                       F6

ADVERTISING COSTS
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2014 and 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $164,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2019 and 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2014. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2014 and 2013, the valuation allowance increased by approximately $3,200 and $4,000, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to ASC 740. The tax years open for audit are 2011 to 2014.


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

There have been no other issuances of Common Stock as of December 31, 2014.


NOTE 5 - SUBSEQUENT EVENT

On March 19, 2015, the Company issued 25,000 shares of its $0.001 par value Common Stock to an officer and director of the Company, John P. O'Shea, for cash in the amount of $10,000, paid for with personal funds in a private placement transaction. Previously, Mr. O'Shea owned 1,454,800 shares. As a result of this transaction, Mr. O'Shea is the owner of 1,479,800 shares of the Company, or approximately 86.29% of outstanding shares.





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

     Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management's evaluation of the effectiveness of the Company's internal control over financial reporting is based on the framework described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

     Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  Other Information.

None.

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The following is a list of directors and executive officers of the Company as of December 31, 2014, their ages and all positions held by each of them during the past five years.

     John P. O'Shea, 58, is the Company's President and a director since 2004. Mr. O'Shea has been Chairman of Global Alliance Securities LLC since January 2014. Previously he was Co-Chairman of TerraNova Capital Equities, Inc. from October 2010 to November 2014. He was registered with Monarch Capital Group, LLC from April 2010 to October 2010.
     Since 1997, Mr. O'Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. He is also a non-executive director on the boards of BlueRock Energy Holdings, Inc. and AllGreen Energy Pte, Ltd. Mr. O'Shea holds a BA and MA in Economics from the University of Cincinnati.

     Marika Xirouhakis Tonay, 34, is the Company's Secretary/Treasurer and a director since 2004. Ms. Tonay has been registered with a FINRA-member firm since January 2012, currently in the role of Compliance Manager. Previously she was CCO & COO of Andrews Securities, LLC from November 2010 to December 2011. From April 2009 to November 2011 she was a financial services consultant. From January 1999 until March 2009, she was employed by Westminster Securities Corp. She attended New York University,
     Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2015, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company's common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.


    NAME AND ADDRESS OF           NUMBER OF SHARES        PERCENT
     BENEFICIAL OWNER            OWNED BENEFICIALLY       OF CLASS
----------------------------     ------------------      ----------

John P. O'Shea                        1,479,800              86.29%
c/o 100 Wall St, 7th Fl
New York, NY 10005

Marika X. Tonay                          14,000               0.82%
c/o 100 Wall St, 7th Fl
New York, NY  10005

All directors and executive           1,493,800              87.10%
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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On March 19, 2015, John P. O'Shea, the President of the Company, purchased, with personal funds, 25,000 restricted shares of common stock issued by the Company in a private placement transaction.

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

Promoters and Certain Control Persons

John P. O'Shea acquired control of the Company on February 10, 2004. He purchased, with personal funds, an aggregate of 874,667 restricted shares from two prior shareholders of the Company. The shares were purchased for $0.2745 per share, which was a discount to the $0.31 public market price of the shares at the time. Mr. O'Shea held 30,700 shares prior to the transaction, and he concurrently purchased 16,100 shares in the open market at $0.31 per share, for a total of 921,467 shares. In July 2010, Mr. O'Shea purchased, with personal funds, an additional 384,633 restricted shares of common stock from a third party shareholder, at $0.195 per share, which was a premium to the last trade price of $0.15 per share but approximately equal to the prevailing bid price. In March 2011, Mr. O'Shea purchased, with personal funds, an additional 68,700 restricted shares of common stock from a third party shareholder, at $0.25 per share, which was a discount to the most recent trade price of $0.51 but approximately equal to the prevailing bid price. In February 2013, Mr. O'Shea purchased, with personal funds, an additional 80,000 restricted newly issued shares of common stock from the Company in a private placement transaction, at $0.25 per share, which was a premium to the prevailing bid price of $0.23 per share. In March 2015, Mr. O'Shea purchased, with personal funds, an additional 25,000 restricted newly issued shares of common stock from the Company in a private placement transaction, at $0.40 per share, which was a discount to the prevailing bid price of $0.65 per share but approximately equal to the 52-week average bid price. Following these transactions, Mr. O'Shea was the owner of 1,479,800 shares of common stock, increasing his ownership to 86.29% of outstanding shares. No promoter was involved in any of these transactions.

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


ITEM 14.  Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $6,250 for the fiscal year ended December 31, 2014 and $6,250 for the fiscal year ended December 31, 2013.

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


Date: March 31, 2015

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

Name                          Title                              Date
----                          -----                              ----

                              President
/s/ JOHN P. O'SHEA            Principal Financial Officer
----------------------        Director                           March 31, 2015
    John P. O'Shea

                              Secretary
/s/ MARIKA X. TONAY           Treasurer
----------------------        Director                           March 31, 2015
    Marika X. Tonay