Form 10-Q
period 2015-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2015-05-15
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

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

As of March 31, 2015, a total of 1,715,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            STRATEGIC ACQUISITIONS INC.
                                 BALANCE SHEETS

                                                    March 31,      Dec 31,
                                                      2015          2014
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $  8,597      $    992
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $  8,597      $    992
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,715,000 shares
       and 1,690,000 shares, respectively,
       issued and outstanding                        $  1,715      $  1,690
    Additional Paid-In Capital                        216,688       206,713
    Accumulated Deficit                              (209,806)     (207,411)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       8,597           992
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  8,597      $    992
                                                     ========      ========

   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                        Three Months Ending
                                              June 30,
                                          2015       2014
                                          ----       ----


Revenues:                              $       -     $       -

                                       ---------     ---------

Expenses:

  General & Administrative .....       $   2,395     $   2,311

                                       ---------     ---------

      Total Expenses ...........           2,395         2,311
                                       ---------     ---------

Other Income:
  Interest Income ..............               -             1

                                       ---------     ---------

      Total Other Income .......               -             1


       NET INCOME (LOSS)               $  (2,395)    $  (2,310)
                                       =========     =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....       $   (0.00)    $   (0.00)
                                       =========     =========

Weighted Average Number of
         Shares Outstanding.....       1,693,333     1,690,000
                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                Three Months Ending
                                                      June 30,
                                                 2015           2014
                                              ----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                 $   (2,395)  $   (2,310)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (decrease) in accounts payable              -            -
                                              ----------   ----------

  Net cash flows from Operating Activities        (2,395)      (2,310)


CASH FLOWS FROM INVESTING ACTIVITIES                   -            -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs         10,000            -
                                              ----------   ----------

   Net cash flows from financing activities       10,000            -
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                         7,605       (2,310)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                             992       10,274
                                              ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                            $    8,597   $    7,964
                                              ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.


NOTE 2 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock.

     On March 19, 2015, the Company issued 25,000 shares of its $0.001 par value common stock to an officer and director of the Company, for cash in the amount of $10,000.

     There were no other issuances of common stock for the period ended March 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2015 and the Form 10-K for the fiscal year ended December 31, 2014.

    The Company has limited capital resources and stockholder's equity. At March 31, 2015, the Company had current assets in the form of cash and cash equivalents of $8,597 and liabilities of $0.

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

     For the quarters ended March 31, 2015 and 2014, the Company showed net losses of $2,395 and $2,310, respectively. The increase in net loss was due to an increase in bank fees.


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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2015, John P. O'Shea, the President of the Company, purchased, with personal funds, 25,000 restricted shares of common stock of the Company in a private placement transaction, for $10,000. The securities were sold pursuant to an exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder. The purchaser is an "accredited investor" as defined in Rule 501 of the Securities Act, and there was no general solicitation or advertising regarding the offering. The offering has terminated. The use of proceeds is working capital. There were no underwriters in the transaction, no commissions or other consideration paid for the transaction, and no offering expenses. Previously, Mr. O'Shea owned 1,454,800 shares. As a result of this transaction, Mr. O'Shea is the owner of 1,479,800 shares of the Company, or approximately 86.29% of outstanding shares.

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


DATED:  May 15, 2015


                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President