Form 10-Q
period 2016-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2016-08-15
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

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

As of June 30, 2016, a total of 1,740,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                                 BALANCE SHEETS


                                                    June 30,       Dec 31,
                                                      2016          2015
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $  6,078      $  2,890
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $  6,078      $  2,890
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $    567      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $    567      $     -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,740,000 shares
       and 1,715,000 shares, respectively,
       issued and outstanding                        $  1,740      $  1,715
    Additional Paid-In Capital                        226,663       216,688
    Accumulated Deficit                              (222,892)     (215,513)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       5,511         2,890
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  6,078      $  2,890
                                                     ========      ========

   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                   Three Months Ending    Six Months Ending
                                         June 30,             June 30,
                                     2016       2015       2016      2015
                                     ----       ----       ----      ----


Revenues:                         $       -  $       -  $       -  $       -

                                  ---------  ---------  ---------  ---------

Expenses:

  General & Administrative .....  $   2,114  $   1,399  $   7,379  $   3,794

                                  ---------  ---------  ---------  ---------

      Total Expenses ...........      2,114      1,399      7,379      3,794
                                  ---------  ---------  ---------  ---------

Other Income:
  Interest Income ..............          -          -          -          -

                                  ---------  ---------  ---------  ---------

      Total Other Income .......          -          -          -          -


       NET INCOME (LOSS)          $  (2,114) $  (1,399) $  (7,379) $  (3,794)
                                  =========  =========  =========  =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....  $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                                  =========  =========  =========  =========

Weighted Average Number of
         Shares Outstanding.....  1,740,000  1,715,000  1,731,758  1,704,227
                                  =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Six Months Ending
                                                      June 30,
                                                 2016           2015
                                              ----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                 $   (7,379)  $   (3,794)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (decrease) in accounts payable            567          750
                                              ----------   ----------

  Net cash flows from Operating Activities        (6,812)      (3,044)


CASH FLOWS FROM INVESTING ACTIVITIES                   -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs         10,000       10,000
                                              ----------   ----------

   Net cash flows from financing activities       10,000       10,000
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                         3,188        6,956
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                           2,890          992
                                              ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                            $    6,078   $    7,948
                                              ==========   ==========


   The accompanying note is an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2016
                                   (UNAUDITED)



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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.


NOTE 2 - GOING CONCERN

The Company has incurred net losses of approximately $222,892 for the period from January 27, 1989 (Inception) through June 30, 2016 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the six-month period ended June 30, 2016 and the Form 10-K for the fiscal year ended December 31, 2015.

    The Company has limited capital resources and stockholder's equity. At June 30, 2016, the Company had current assets in the form of cash and cash equivalents of $6,078 and liabilities of $567.

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

     For the quarters ended June 30, 2016 and 2015, the Company showed net losses of $2,114 and $1,399, respectively. The increase in net loss was primarily due to an increase in audit fees resulting from a change in the Company's auditor.

     For the six months ended June 30, 2016 and 2015, the Company showed net losses of $7,379 and $3,794, respectively. The increase in net loss was primarily due to an increase in audit fees, as well as a change in the timing of payment of audit fees, resulting from a change in the Company's auditor.


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


DATED:  August 12, 2016

                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President