Form 10-Q
period 2017-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2017-11-09
CIK 847942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-28963

                          STRATEGIC ACQUISITIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        13-3506506
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                               100 Wall St, 7th Fl
                               New York, NY  10005
                     (Address of Principal Executive Office)

                                 (212) 878-6550
                           (Issuer's Telephone Number)
--------------------------------------------------------------------------------


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

As of September 30, 2017, a total of 1,765,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                           STRATEGIC ACQUISITIONS INC.
                                 BALANCE SHEETS



                                                    Sept 30,       Dec 31,
                                                      2017          2016
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $  1,914      $  1,275
                                                     --------      --------
     TOTAL CURRENT ASSETS                            $  1,914      $  1,275
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                $      -      $      -
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                       $      -      $      -
                                                     ========      ========
Stockholders' Equity
    Common Stock, $0.001 par value; 50,000,000
       Shares authorized; 1,765,000 shares
       and 1,740,000 shares, respectively,
       issued and outstanding                        $  1,765      $  1,740
    Additional Paid-In Capital                        236,638       226,663
    Accumulated Deficit                              (236,489)     (227,128)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       1,914         1,275
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,914      $  1,275
                                                     ========      ========

   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                   Three Months Ending   Nine Months Ending
                                      September 30,         September 30,
                                     2017       2016       2017      2016
                                     ----       ----       ----      ----


Revenues:                         $       -  $       -  $       -  $       -

                                  ---------  ---------  ---------  ---------

Expenses:

  General & Administrative .....  $   2,112  $   2,120  $   9,361  $   9,499

                                  ---------  ---------  ---------  ---------

      Total Expenses ...........      2,112      2,120      9,361      9,499
                                  ---------  ---------  ---------  ---------

Other Income:
  Interest Income ..............          -          -          -          -

                                  ---------  ---------  ---------  ---------

      Total Other Income .......          -          -          -          -


       NET INCOME (LOSS)          $  (2,112) $  (2,120) $  (9,361) $  (9,499)
                                  =========  =========  =========  =========



Net Income (Loss) Per Common Share
  - basic and fully diluted ....  $   (0.00) $   (0.00) $   (0.00) $   (0.00)
                                  =========  =========  =========  =========

Weighted Average Number of
         Shares Outstanding.....  1,765,000  1,740,000  1,751,259  1,734,526
                                  =========  =========  =========  =========


   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Nine Months Ending
                                                    September 30,
                                                 2017           2016
                                              ----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                 $   (9,361)  $   (9,499)

Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:

  Increase (decrease) in accounts payable              -            -
                                              ----------   ----------

  Net cash flows from Operating Activities        (9,361)      (9,499)


CASH FLOWS FROM INVESTING ACTIVITIES                   -             -


CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock, net of costs         10,000       10,000
                                              ----------   ----------

   Net cash flows from financing activities       10,000       10,000
                                              ----------   ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                           639          501
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                           1,275        2,890
                                              ----------   ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                            $    1,914   $    3,391
                                              ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                           STRATEGIC ACQUISITIONS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2017
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

     The interim financial statements included herein, presented in conformity with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for interim periods are not indicative of annual results.


NOTE 2 - GOING CONCERN

The Company has incurred net losses of $236,489 for the period January 27, 1989 (Inception) through September 30, 2017 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

On October 4, 2017, the Company issued 125,000 restricted shares of its $0.001 par value Common Stock to an existing shareholder of the Company, NextCoal International, Inc. ("NextCoal"), for cash in the amount of $50,000, paid for with personal funds in a private placement transaction.

On October 13, 2017, the Company issued an additional 625,000 restricted shares of its $0.001 par value Common Stock to NextCoal, for cash in the amount of $250,000, paid for with personal funds in a private placement transaction.

On October 19, 2017, John P. O'Shea, the President of the Company, sold
750,000 restricted shares of Common Stock to NextCoal in a private transaction.

As a result of these transactions, there has been a change in control of the Company, as reported on Form 8-K filed October 19, 2017. Mr. O'Shea is the owner of 629,800 shares of the Company, or approximately 25.0% of outstanding shares, and NextCoal is the owner of 1,625,000 shares of the Company or approximately 64.6% of outstanding shares. Additionally, Jonathan Braun, President of NextCoal, has been appointed a Director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the accompanying financial statements for the nine-month period ended September 30, 2017 and the Form 10-K for the fiscal year ended December 31, 2016.

    The Company has limited capital resources and stockholder's equity. At September 30, 2017, the Company had current assets in the form of cash and cash equivalents of $1,914 and liabilities of $0.

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

     For the quarters ended September 30, 2017 and 2016, the Company showed net losses of $2,112 and $2,120, respectively. The slight decrease in net loss was due to a decrease in bank fees.

     For the nine months ended September 30, 2017 and 2016, the Company showed net losses of $9,361 and $9,499, respectively. The decrease in net loss was primarily due to a decrease in transfer agent fees.


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


DATED:  November 9, 2017
                                    STRATEGIC ACQUISITIONS, INC.

                                    BY:   /S/  JOHN P. O'SHEA
                                       ----------------------------------
                                          John P. O'Shea, President