Form 10-K
period 2017-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2018-04-02
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	13-3506506
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

100 Wall Street, 7th Floor, New York, NY 10005

(Address of principal executive offices, including zip code)

(212) 878-6550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of June 30, 2017, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $244,992, based upon the closing bid price of the registrant’s Common Stock on such date, as reported by Bloomberg, LP. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2018, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy and business plan, our compliance with laws and regulations, our beliefs regarding the applicability of tax regulations and positions and our expectations regarding the impact of accounting pronouncements.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Business” in Part I, Item 1 of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update any forward-looking statement or other information contained herein to reflect new information, events or circumstances after the date hereof.

***

ITEM 1.	BUSINESS

Strategic Acquisitions, Inc. (the “Company” or “Strategic”) was incorporated under the laws of the State of Nevada on January 27, 1989. Since inception the Company had no revenues other than nominal interest income. As of the date hereof, the Company has no commercial operations, has no full- or part-time employees, and owns no real estate.

The Company’s current business plan is to seek, investigate, and, if warranted, acquire a business, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

The Company’s search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or another stock exchange.

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

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended (the “Act”).

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company, although its officers, directors and significant shareholders seek out such opportunities and respond to unsolicited proposals in their ordinary course of business.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Nevada law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction isspecifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to only one venture because of the Company’s limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors, to seek the stockholders’ advice and consent, or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. Although there are no current plans to do so, Company management might also hire an outside consultant to assist in the investigation and selection of business opportunities,and might pay a finder’s fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee would be paid in stock and not in cash.

In assessing a potential transaction, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

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

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation and management’s limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. It should be noted that the Company has not completed a transaction in over twenty years of its existence.

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

As part of the Company’s investigation, the Company’s executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

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

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there can be no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986 (the “Internal Revenue Code”), depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

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

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public “Blank Check” companies, some of which may have more funds available than does the Company.

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

Employees

The Company has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. The Company has periodically paid its Secretary/Treasurer for services in bookkeeping, recordkeeping, filing tax forms and filing of reports with the SEC. The Company has also recently paid a director and an entity controlled by the Company’s President for consulting services in connection with evaluating certain business opportunities on behalf of the Company. Although there is no current plan with respect to its nature or amount, additional remuneration may be paid to or accrued for the benefit of, the Company’s officers or directors prior to, or in conjunction with, the completion of a business acquisition for services actually rendered.

ITEM 2.	PROPERTIES

The Company has no property. Effective October 2017 the Company rents office space at 100 Wall Street, New York, NY.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

***

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public trading market for the Company’s shares of common stock, under the symbol STQN. The shares are traded on the OTC Pink marketplace. The following table shows the quarterly high and low bid prices during 2016 and 2017 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2017
First Quarter	$0.76	$0.61
Second Quarter	0.71	0.66
Third Quarter	0.66	0.61
Fourth Quarter	1.45	0.61
Year Ended December 31, 2016
First Quarter	$0.61	$0.55
Second Quarter	1.00	0.61
Third Quarter	0.80	0.80
Fourth Quarter	1.20	0.61

As of February 13, 2018, there were approximately 55 holders of record and 85 beneficial owners of the Company’s common stock.

The Board of Directors has never declared a dividend and the Company does not anticipate paying dividends at any time in the foreseeable future. Also, in the event of the acquisition of a business by the Company, control of the Company and its Board of Directors may pass to others and the payment of dividends would be wholly dependent upon the decisions of such persons.

The Company does not have an equity compensation plan.

The Company did not repurchase any equity securities during the last fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable. As a smaller reporting company we are not required to provide the information otherwise required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the accompanying financial statements and related notes thereto included elsewhere in this report.

Liquidity and Capital Resources

At December 31, 2017, the Company had liquid assets in the form of cash and cash equivalents of $244,160, additional current assets in the form of prepaid rent and rent deposit totaling $5,250 and liabilities of $0.

The Company had no material commitments for capital expenditures at December 31, 2017.

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

For the years ended December 31, 2017 and 2016, the Company showed net losses of $61,865 and $11,615, respectively. The increase in net loss was due primarily to increased expenses as the Company began renting office space and paid an attorney and consultants (including related parties) for services in connection with private placement transactions and evaluation of merger candidates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2017 and December 31, 2016 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AMC Auditing
AMC Auditing
We have served as the Company’s auditor since 2015
Las Vegas, NV
March 28, 2018

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$244,160	$1,275
Prepaid rent – related party	1,750	-
Rent deposit – related party	3,500	-
Total current assets	249,410	1,275
Total assets	$249,410	$1,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 and 1,740,000 shares, respectively, issued and outstanding	2,515	1,740
Additional paid-in capital	535,888	226,663
Accumulated deficit	(288,993)	(227,128)
Total stockholders’ equity	249,410	1,275
Total liabilities and stockholders’ equity	$249,410	$1,275

See Notes to Financial Statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

	2017	2016
Revenues	$-	$-

Expenses
General & Administrative	29,763	11,615
General & Administrative – related party	23,500	-
Rent – related party	8,750	-
Total Expenses	62,013	11,615
Other Income
Interest Income	148	-
Total Other Income	148	-

Net income (loss)	$(61,865)	$(11,615)

Net Income (Loss) Per Common Share – Basic & Fully Diluted	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	1,926,986	1,735,902

See Notes to Financial Statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Income (loss)	Equity
Balance at December 31, 2015	1,715,000	$1,715	$216,688	$(215,513)	$2,890
Issuance of common stock on March 1, 2016 for cash of $0.40 per share	25,000	25	9,975	-	10,000
Net (Loss), December 31, 2016	-	-	-	(11,615)	(11,615)
Balance at December 31, 2016	1,740,000	1,740	226,663	(227,128)	1,275
Issuance of common stock on March 22, 2017 for cash of $0.40 per share	25,000	25	9,975	-	10,000
Issuance of common stock on October 4, 2017 for cash of $0.40 per share	125,000	125	49,875	-	50,000
Issuance of common stock on October 13, 2017 for cash of $0.40 per share	625,000	625	249,375	-	250,000
Net (Loss), December 31, 2017	-	-	-	(61,865)	(61,865)
Balance at December 31, 2017	2,515,000	$2,515	$535,888	$(288,993)	$249,410

See Notes to Financial Statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$(61,865)	$(11,615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	(1,750)	-
(Increase) Decrease in security deposit – related party	(3,500)	-
Increase (Decrease) in accounts payable	-	-
Net cash provided by (used in) operating activities	(67,115)	(11,615)
Cash Flows From Financing Activities
Issuance of common stock, net of costs	310,000	10,000
Net cash provided by (used in) financing activities	310,000	10,000
Net increase (decrease) in cash and cash equivalents	242,885	(1,615)
Cash and cash equivalents at beginning of the period	1,275	2,890
Cash and cash equivalents at end of the period	$244,160	$1,275

See Notes to Financial Statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Procedures

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

Concentration of Credit Risk

At December 31, 2017, and 2016, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

Revenue Recognition

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the Costs of Start-Up Activities

ASC 720-15, “Start-Up Costs,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

Loss Per Share

Net loss per share is provided in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2017.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2017 and 2016.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Segment Reporting

The Company follows ASC 280, “Segment Reporting”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income Taxes

The Company follows ASC 740, “Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Reference is made to these recent accounting pronouncements as if they are set forth herein in their entirety.

Note 2. Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”, which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0%)
Valuation reserve	34.0%
Total	-%

As of December 31, 2017, the Company has a net operating loss carryforward of approximately $251,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2019 and 2037. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2017. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2017 and 2016, the valuation allowance increased by approximately $22,800 and $4,000, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to ASC 740. The tax years open for audit are 2014 to 2017.

Note 3. Related Party Transactions

The Company previously utilized the home of its President as a mailing address “rent free”. As of October 15, 2017, the Company entered into a one year rental agreement with Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, for office space at the rate of $3,500 per month, in addition to paying a $3,500 security deposit.

The Company issued compensation to certain officers and directors or their affiliates for services in connection with completing private placement transactions and evaluating potential business opportunities. The total compensation issued during the year to related parties was: $8,500 to Westminster Securities Corp., $10,000 to Jonathan Braun, a director of the Company, and $5,000 to Marika Tonay, an officer and director of the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

On July 31, 1989, the Company issued 1,360,000 shares of its Common Stock to its directors for cash in the amount of $6,000.

During the fourth quarter 1989, the Company’s public offering was declared effective. In connection therewith, the Company sold 40,000 units of Common Stock at $6.00 per unit. Each unit consisted of six shares of $0.001 par value common stock, thirty Class A Warrants, thirty Class B Warrants, and thirty Class C Warrants. The Class A Warrants, Class B Warrants, and Class C Warrants expired on July 15, 2004.

The Company granted the underwriters of its initial public offering Warrants to purchase an aggregate of 4,000 units that were identical in all respects to the units sold to the public, pursuant to the terms of the underwriting agreement, at an exercise price of $6.42 per unit. The underwriter’s warrants expired on July 15, 2004.

On June 30, 2004, the Company issued 10,000 shares of its Common Stock to an officer and director of the Company for services valued at $3,100.

On February 25, 2013, the Company issued 80,000 shares of its Common Stock to an officer and director of the Company, for cash in the amount of $20,000, in a private placement transaction.

On March 19, 2015, the Company issued 25,000 shares of its Common Stock to an officer and director of the Company, for cash in the amount of $10,000, in a private placement transaction.

On March 1, 2016, the Company issued 25,000 shares of its Common Stock to an officer and director of the Company, for cash in the amount of $10,000, in a private placement transaction.

On March 22, 2017, the Company issued 25,000 shares of its Common Stock to an investor in a private placement transaction, for cash in the amount of $10,000.

On October 4, 2017, the Company issued 125,000 shares of its Common Stock to an investor in a private placement transaction, for cash in the amount of $50,000.

On October 13, 2017, the Company issued 625,000 shares of its Common Stock to an investor in a private placement transaction, for cash in the amount of $250,000.

There have been no other issuances of Common Stock as of December 31, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed by the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of directors and executive officers of the Company as of December 31, 2017, their ages and all positions held by each of them during the past five years.

Jonathan Braun, 67, is the Company’s Chairman of the Board and a director since 2017. Mr. Braun has been President of NextCoal International, Inc. since 2012. Since 2017, he is also President of the nonprofit American Jewish Japan Society. Mr. Braun holds an MS from Columbia University’s Graduate School of Journalism and a BA in Political Science from the City College of New York, graduating Phi Beta Kappa, Magna Cum Laude.

John P. O’Shea, 61, is the Company’s President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Previously he was Co-Chairman of TerraNova Capital Equities, Inc. from October 2010 to November 2014. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. He is also a non-executive director on the board of BlueRock Energy Holdings, Inc. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati.

Marika Xirouhakis Tonay, 37, is the Company’s Secretary/Treasurer and a director since 2004. Ms. Tonay has been registered with a FINRA-member firm since January 2012, currently as a Senior Compliance Manager. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Company’s officers, directors and beneficial owners of more than 10% of its common stock is in compliance with Section 16(a) of the Exchange Act.

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

The Company is not a listed issuer and therefore is not required to have a separately-designated standing audit committee, nor an audit committee financial expert. The entire board of directors of the Company serves as its audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has no employees and does not pay any salary or bonus to officers, or director fees to directors. During the fiscal year, the Company issued payment to officers and directors of the Company, or their affiliates, for invoiced services in connection with maintaining the Company’s public status and seeking business opportunities, as disclosed in Item 13 “Certain Relationships and Related Transactions”. Each of the Company’s officers may from time to time be reimbursed for out-of-pocket expenses incurred on behalf of the Company. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee. Its officers, John O’Shea and Marika Tonay, and director Jonathan Braun, participate in deliberations of the board of directors concerning executive officer compensation.

Compensation Committee Report

There was no Compensation Discussion and Analysis prepared during the fiscal year, as there was no compensation awarded by the Company during such time. The board of directors performs the functions of the compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The Company does not have an equity compensation plan, nor are any securities authorized for issuance under any such type plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 13, 2018, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company’s common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class
John P. O’Shea c/o 100 Wall St, 7th Floor New York, NY 10005	629,800	25.04%
Marika X. Tonay c/o 100 Wall St, 7th Floor New York, NY 10005	14,000	0.56%
All directors and executive officers as a group (2 persons)	643,800	25.60%
NextCoal International, Inc. 1459 Shunpike Road Cambridge, NY 12816	1,625,000	64.61%

John P. O’Shea and Marika X. Tonay each have sole investment power and sole voting power over their shares owned.

Jonathan Braun, President of NextCoal, has sole investment power and sole voting power over NextCoal’s shares owned. Jonathan Braun is also a Director of the Company.

Possible Change in Control

In the event of a purchase of control by other persons, or a merger, the shareholders and management listed above will no longer own the percentages set forth above, and shareholders may be subject to decisions by the new control parties to which they may not assent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On March 1, 2016, John P. O’Shea, the President of the Company, purchased, with personal funds, 25,000 restricted shares of common stock issued by the Company in a private placement transaction.

During 2017, the Company issued payment for invoiced services to related parties as follows: $8,500 to Westminster Securities Corp., an entity controlled by John O’Shea, the Company’s President, for services relating to evaluating potential merger or acquisitions candidates; $5,000 to Marika Tonay, its Secretary/Treasurer, for services relating to reviewing, preparing and filing financial, regulatory and transactional documentation; and $10,000 to Jonathan Braun, a Director, for services relating to evaluating potential merger or acquisition candidates.

The Company previously maintained a mailing address at the home of its President, at no expense. As of October 15, 2017, the Company entered into a rental agreement with Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, for office space at the rate of $3,500 per month, in addition to paying a $3,500 security deposit.

Promoters and Certain Control Persons

NextCoal International, Inc. (“NCI”) acquired control of the Company on October 19, 2017. Jonathan Braun, President of NCI, is a Director of the Company. NCI acquired control in the following series of transactions, purchased with personal funds. All purchases were of restricted shares of the Company’s Common Stock.

125,000 shares purchased from an existing shareholder in a private transaction in December 2016.

125,000 and an additional 625,000 newly issued shares purchased from the Company in a private placement, at $0.40 per share in October 2017.

750,000 shares purchased from an existing shareholder in a private transaction in October 2017.

Following these transactions, NCI was the owner of 1,625,000 shares of common stock, or 64.6% of outstanding shares. No promoter was involved in any of these transactions.

Director Independence

The Company does not have any independent directors. Two of the Company’s directors are also executive officers of the Company, and the third director is President of the Company’s majority shareholder. The Company is not a listed issuer and is not required by any securities exchange or quotation system to have independent directors. There are no transactions, relationships or arrangements with any director undertaken or considered during the Company’s last two fiscal years, other than as discussed above under “Transactions with Related Persons” and “Promoters and Certain Control Persons”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $9,688 for the fiscal year ended December 31, 2017 and $8,025 for the fiscal year ended December 31, 2016.

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

(5) Pre-Approval Policies and Procedures

Before the principal accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Board of Directors acting as the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See Part II, Item 8

(2)	Financial Statement Schedules – None

(3)	Exhibits. The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: March 30, 2018	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	March 30, 2018
John P. O’Shea	(Principal Executive Officer and Principal Financial Officer)

/s/ MARIKA X. TONAY	Secretary, Treasurer, Director	March 30, 2018
Marika X. Tonay

/s/ JONATHAN BRAUN	Director	March 30, 2018
Jonathan Braun

***

