Form 10-Q
period 2018-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2018-05-15
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of March 31, 2018, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

1

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,448	$244,160
Prepaid rent – related party	5,250	1,750
Rent deposit – related party	3,500	3,500
Total current assets	217,198	249,410
Total assets	$217,198	$249,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378	$-
Total current liabilities	378	-
Total liabilities	378	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(321,583)	(288,993)
Total stockholders’ equity	216,820	249,410
Total liabilities and stockholders’ equity	$217,198	$249,410

See Notes to Financial Statements.

2

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending March 31, (Unaudited)
	2018	2017
Revenues	$-	$-

Expenses
General & Administrative	6,233	5,136
General & Administrative – related party	16,000	-
Rent – related party	10,500	-
Total Expenses	32,733	5,136
Other Income
Interest Income	143	-
Total Other Income	143	-

Net income (loss)	$(32,590)	$(5,136)

Net Income (Loss) Per Common Share – Basic & Fully Diluted	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	1,742,778

See Notes to Financial Statements.

3

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(32,590)	$(5,136)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	(3,500)	-
(Increase) Decrease in security deposit – related party	-	-
Increase (Decrease) in accounts payable	378	-
Net cash provided by (used in) operating activities	(35,712)	(5,136)
Cash Flows From Financing Activities
Issuance of common stock, net of costs	-	10,000
Net cash provided by (used in) financing activities	-	10,000
Net increase (decrease) in cash and cash equivalents	(35,712)	4,864
Cash and cash equivalents at beginning of the period	244,160	1,275
Cash and cash equivalents at end of the period	$208,448	$6,139

See Notes to Financial Statements.

4

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for interim periods are not indicative of annual results.

Note 2. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

There were no issuances of common stock for the period ended March 31, 2018.

Note 3. Related Party Transactions

The Company rents office space from Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, at the rate of $3,500 per month, in addition to having paid a $3,500 security deposit.

The Company issued payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. The total compensation issued during the period to related parties was: $3,000 to Westminster Securities Corp., $10,000 to Jonathan Braun, a director of the Company, and $3,000 to Marika Tonay, an officer and director of the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2018 and the Form 10-K for the fiscal year ended December 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company had current assets in the form of cash and cash equivalents of $208,448, additional current assets in the form of prepaid rent and rent deposit totaling $8,750 and liabilities of $378.

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

For the quarters ended March 31, 2018 and 2017, the Company showed net losses of $32,590 and $5,136, respectively. The increase in net loss was due primarily to increased expenses of renting office space and paying consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

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

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

***

6

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

7

ITEM 6.	EXHIBITS

The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: May 14, 2018	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

9