Form 10-Q
period 2018-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2018-08-15
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

As of June 30, 2018, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,787	$244,160
Prepaid rent – related party	1,750	1,750
Rent deposit – related party	3,500	3,500
Total current assets	203,037	249,410
Total assets	$203,037	$249,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$567	$-
Total current liabilities	567	-
Total liabilities	567	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(335,933)	(288,993)
Total stockholders’ equity	202,470	249,410
Total liabilities and stockholders’ equity	$203,037	$249,410

See Notes to Financial Statements.

2

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	2,508	2,113	8,741	7,249
General & Administrative – related party	1,500	-	17,500	-
Rent – related party	10,500	-	21,000	-
Total Expenses	14,508	2,113	47,241	7,249

Other Income
Interest Income	158	-	301	-
Total Other Income	158	-	301	-

Net income (loss)	$(14,350)	$(2,113)	$(46,940)	$(7,249)

Net Income (Loss) Per Common Share – Basic & Fully Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	1,765,000	2,515,000	1,744,313

See Notes to Financial Statements.

3

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(46,940)	$(7,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	-	-
(Increase) Decrease in security deposit – related party	-	-
Increase (Decrease) in accounts payable	567	-
Net cash provided by (used in) operating activities	(46,373)	(7,249)
Cash Flows From Financing Activities
Issuance of common stock, net of costs	-	10,000
Net cash provided by (used in) financing activities	-	10,000
Net increase (decrease) in cash and cash equivalents	(46,373)	2,751
Cash and cash equivalents at beginning of the period	244,160	1,275
Cash and cash equivalents at end of the period	$197,787	$4,026

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

There were no issuances of common stock for the period ended June 30, 2018.

Note 3. Related Party Transactions

The Company rents office space from Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, at the rate of $3,500 per month, in addition to having paid a $3,500 security deposit.

The Company has periodically issued payment to certain officers and directors or their affiliates for services in connection with maintaining the Company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. The total compensation issued during the three-month period ended June 30, 2018 to related parties was: $1,500 to Marika Tonay, an officer and director of the Company.

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

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended June 30, 2018 and the Form 10-K for the fiscal year ended December 31, 2017.

Liquidity and Capital Resources

At June 30, 2018, the Company had current assets in the form of cash and cash equivalents of $197,787, additional current assets in the form of prepaid rent and rent deposit totaling $5,250 and liabilities of $567.

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

For the quarters ended June 30, 2018 and 2017, the Company showed net losses of $14,350 and $2,113, respectively. The increase in net loss was due primarily to increased expenses of renting office space and paying consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

For the six-month periods ended June 30, 2018 and 2017, the Company showed net losses of $46,940 and $7,249, respectively. The increase in net loss was due primarily to increased expenses of renting office space and paying consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status. Much of the increase was concentrated in the first quarter due particularly to increased expenses around the annual audit.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

9