Form 10-Q/A
period 2018-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2018-11-16
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 of Strategic Acquisitions, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 14, 2018 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: November 16, 2018	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***