Form 10-K
period 2018-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2019-04-01
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $125,000, based upon the closing bid price of the registrant’s Common Stock on such date, as reported by Bloomberg, LP. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2019, the registrant had 2,515,000 shares of common stock outstanding.

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

No Rights of Dissenting Shareholders

The Company does not intend to provide its shareholders with disclosure documentation concerning a possible target company prior to acquisition, because the Nevada Business Corporation Act vests authority in the board of directors to decide and approve matters involving acquisitions within certain restrictions. If any transaction is structured as an acquisition, not a merger, with the Company being the parent company and the acquire being merged into a wholly owned subsidiary, a shareholder will have no right of dissent under Nevada law.

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

There is a limited public trading market for the Company’s shares of common stock, under the symbol STQN. The shares are traded on the OTC Pink marketplace. The following table shows the quarterly high and low bid prices during 2017 and 2018 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2018
First Quarter	$1.00	$0.61
Second Quarter	0.65	0.35
Third Quarter	0.40	0.35
Fourth Quarter	0.40	0.40
Year Ended December 31, 2017
First Quarter	$0.76	$0.61
Second Quarter	0.71	0.66
Third Quarter	0.66	0.61
Fourth Quarter	1.45	0.61

As of February 21, 2019, there were approximately 55 holders of record and 78 beneficial owners of the Company’s common stock.

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

Not applicable. As a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the accompanying financial statements and related notes thereto included elsewhere in this report.

Liquidity and Capital Resources

At December 31, 2018, the Company had liquid assets in the form of cash and cash equivalents of $148,579, additional current assets in the form of prepaid rent and rent deposit totaling $5,250 and liabilities of $0.

The Company had no material commitments for capital expenditures at December 31, 2018.

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

For the years ended December 31, 2018 and 2017, the Company showed net losses of $95,581 and $61,865, respectively. The increase in net loss was due primarily to increased expenses as the Company rented office space for the full year and paid consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the Company’s public registration status.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

***

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2018 and December 31, 2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2019

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$148,579	$244,160
Prepaid rent – related party	1,750	1,750
Rent deposit – related party	3,500	3,500
Total current assets	153,829	249,410
Total assets	$153,829	$249,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(384,574)	(288,993)
Total stockholders’ equity	153,829	249,410
Total liabilities and stockholders’ equity	$153,829	$249,410

See Notes to Financial Statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

	2018	2017
Revenues	$-	$-

Expenses
General & Administrative	13,438	29,763
General & Administrative – related party	40,500	23,500
Rent – related party	42,000	8,750
Total Expenses	95,938	62,013
Other Income
Interest Income	357	148
Total Other Income	357	148

Net income (loss)	$(95,581)	$(61,865)

Net Income (Loss) Per Common Share – Basic & Fully Diluted	$(0.04)	$(0.03)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	1,926,986

See Notes to Financial Statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated	Total
	Common Stock		Paid-in	Income	Stockholders’
	Outstanding	Amount	Capital	(loss)	Equity
Balance at December 31, 2016	1,740,000	$1,740	$226,663	$(227,128)	$1,275
Issuance of common stock on March 22, 2017 for cash of $0.40 per share	25,000	25	9,975	-	10,000
Issuance of common stock on October 4, 2017 for cash of $0.40 per share	125,000	125	49,875	-	50,000
Issuance of common stock on October 13, 2017 for cash of $0.40 per share	625,000	625	249,375	-	250,000
Net (Loss), December 31, 2017	-	-	-	(61,865)	(61,865)
Balance at December 31, 2017	2,515,000	2,515	535,888	(288,993)	249,410
Net (Loss), December 31, 2018				(95,581)	(95,581)
Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829

See Notes to Financial Statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(95,581)	$(61,865)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	-	(1,750)
(Increase) Decrease in security deposit – related party	-	(3,500)
Increase (Decrease) in accounts payable	-	-
Net cash provided by (used in) operating activities	(95,581)	(67,115)
Cash Flows From Financing Activities
Issuance of common stock, net of costs	-	310,000
Net cash provided by (used in) financing activities	-	310,000
Net increase (decrease) in cash and cash equivalents	(95,581)	242,885
Cash and cash equivalents at beginning of the period	244,160	1,275
Cash and cash equivalents at end of the period	$148,579	$244,160

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

Concentration of Credit Risk

At December 31, 2018, and 2017, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

Revenue Recognition

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the Costs of Start-Up Activities

ASC 720-15, “Start-Up Costs,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

Loss Per Share

Net loss per share is provided in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2018.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2018 and 2017.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(21.0%)
Valuation reserve	21.0%
Total	-%

As of December 31, 2018, the Company has a net operating loss carryforward of approximately $347,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire between 2019 and 2038. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2018. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2018 and 2017, the valuation allowance increased by approximately $20,000 and $22,800, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to ASC 740. The tax years open for audit are 2015 to 2018.

Note 3. Related Party Transactions

As of October 15, 2017, the Company entered into a one year rental agreement with Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, for office space at the rate of $3,500 per month, in addition to paying a $3,500 security deposit. Effective October 15, 2018, the rental agreement continues on a month-to-month basis.

The Company issued compensation to certain officers and directors or their affiliates for services in connection with evaluating potential business opportunities and maintaining the Company’s financial statements and regulatory status in good standing. The total compensation issued during the year to related parties was: $5,000 to John O’Shea, $3,000 to Westminster Securities Corp., $25,000 to Jonathan Braun, a director of the Company, and $7,500 to Marika Tonay, an officer and director of the Company.

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

There have been no other issuances of Common Stock as of December 31, 2018.

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

Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of directors and executive officers of the Company as of December 31, 2018, their ages and all positions held by each of them during the past five years.

Jonathan Braun, 68, is the Company’s Chairman of the Board and a director since 2017. Mr. Braun has been President of NextCoal International, Inc. since 2012. Since 2017, he is also President of the nonprofit American Jewish Japan Society. Mr. Braun holds an MS from Columbia University’s Graduate School of Journalism and a BA in Political Science from the City College of New York, graduating Phi Beta Kappa, Magna Cum Laude.

John P. O’Shea, 62, is the Company’s President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. Previously he was Co-Chairman of TerraNova Capital Equities, Inc. from October 2010 to November 2014, and a non-executive director of BlueRock Energy Holdings, Inc. from 2007 to 2018. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati.

Marika Xirouhakis Tonay, 38, is the Company’s Secretary/Treasurer and a director since 2004. Ms. Tonay has been registered with a FINRA-member firm since January 2012, currently as a Senior Compliance Manager. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

The following table sets forth, as of February 21, 2019, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company’s common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class
John P. O’Shea c/o 100 Wall St, 7th Floor New York, NY 10005	604,800	24.04%
Marika X. Tonay c/o 100 Wall St, 7th Floor New York, NY 10005	14,000	0.56%
All directors and executive officers as a group (2 persons)	618,800	24.60%
NextCoal International, Inc. 1459 Shunpike Road Cambridge, NY 12816	1,650,000	65.61%

John P. O’Shea and Marika X. Tonay each have sole investment power and sole voting power over their shares owned.

Jonathan Braun, President of NextCoal, has sole investment power and sole voting power over NextCoal’s shares owned. Jonathan Braun is also a Director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2018, the Company issued payment for invoiced services to related parties as follows: $5,000 to John O’Shea, the Company’s President, $3,000 to Westminster Securities Corp., an entity controlled by John O’Shea, and $25,000 to Jonathan Braun, a Director, each for services relating to evaluating potential merger or acquisition candidates; and $7,500 to Marika Tonay, its Secretary/Treasurer, for services relating to preparing and filing financial and regulatory documentation.

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

25,000 shares purchased from an existing shareholder in a private transaction in April 2018.

Following these transactions, NCI was the owner of 1,650,000 shares of common stock, or 65.6% of outstanding shares. No promoter was involved in any of these transactions.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $9,775 for the fiscal year ended December 31, 2018 and $9,688 for the fiscal year ended December 31, 2017.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: April 1, 2019	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	April 1, 2019
John P. O’Shea	(Principal Executive Officer and Principal Financial Officer)

/s/ MARIKA X. TONAY	Secretary, Treasurer, Director	April 1 , 2019
Marika X. Tonay

/s/ JONATHAN BRAUN	Director	April 1 , 2019
Jonathan Braun

***

