Form 10-Q
period 2019-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2019-05-15
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	13-3506506
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

30 Broad Street, 14th Floor, New York, NY 10004

(Address of principal executive offices, including zip code)

(212) 878-6519

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

As of May 10, 2019, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$118,125	$148,579
Prepaid rent – related party	1,750	1,750
Rent deposit – related party	3,500	3,500
Total current assets	123,375	153,829
Total assets	$123,375	$153,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$-
Total current liabilities	741	-
Total liabilities	741	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(415,769)	(384,574)
Total stockholders’ equity	122,634	153,829
Total liabilities and stockholders’ equity	$123,375	$153,829

See Notes to Financial Statements.

2

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending March 31,
	2019	2018
Revenues	$-	$-

Expenses
General & Administrative	6,420	6,233
General & Administrative – related party	24,800	26,500
Total Expenses	31,220	32,733
Other Income
Interest Income	25	143
Total Other Income	25	143

Net income (loss) before provision for taxes	(31,195)	(32,590)
Income tax provision	-	-
Net income (loss)	$(31,195)	$(32,590)

Net Income (Loss) Per Common Share – Basic & Fully Diluted	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	2,515,000

See Notes to Financial Statements.

3

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Accumulated	Total
	Common Stock		Paid-in-	Income	Stockholders’
	Outstanding	Amount	Capital	(Loss)	Equity
Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829
Net income (loss)	—	—	—	(31,195)	(31,195)
Balance at March 31, 2019	2,515,000	$2,515	$535,888	$(415,769)	$122,634

Balance at December 31, 2017	2,515,000	$2,515	$535,888	$(288,993)	$249,410
Net income (loss)	—	—	—	(32,590)	(32,590)
Balance at March 31, 2018	2,515,000	$2,515	$535,888	$(321,583)	$216,820

See Notes to Financial Statements.

4

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(31,195)	$(32,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	-	(3,500)
(Increase) Decrease in security deposit – related party	-	-
Increase (Decrease) in accounts payable	741	378
Net cash provided by (used in) operating activities	(30,454)	(35,712)
Cash Flows From Financing Activities
Issuance of common stock, net of costs	-	-
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(30,454)	(35,712)
Cash and cash equivalents at beginning of the period	148,579	244,160
Cash and cash equivalents at end of the period	$118,125	$208,448

See Notes to Financial Statements.

5

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K filed on April 1, 2019. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for interim periods are not indicative of annual results.

Note 2. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

There were no issuances of common stock for the three-month period ended March 31, 2019.

Note 3. Related Party Transactions

The Company has been renting office space from Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, at the rate of $3,500 per month, in addition to having paid a $3,500 security deposit. During the period, the Company entered into an agreement for new space, and is in process of transition.

The Company issued payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. The total payment for services issued during the period to related parties was: $12,500 to Jonathan Braun, a director of the Company, and $1,800 to Westminster Securities Corp.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2019, through the date which the financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2019 and the Form 10-K for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, the Company had current assets in the form of cash and cash equivalents of $118,125, additional current assets in the form of prepaid rent and rent deposit totaling $5,250 and liabilities of $741.

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

For the quarters ended March 31, 2019 and 2018, the Company showed net losses of $31,195 and $32,590, respectively. The decrease in net loss was due primarily to decreased payments to consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

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

7

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

8

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

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: May 15, 2019	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

10