Form 10-Q
period 2019-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2019-08-14
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$99,670	$148,579
Prepaid rent – related party	-	1,750
Rent deposit – related party	-	3,500
Total current assets	99,670	153,829
Total assets	$99,670	$153,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,939	$-
Total current liabilities	1,939	-
Total liabilities	1,939	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(440,672)	(384,574)
Total stockholders’ equity	97,731	153,829
Total liabilities and stockholders’ equity	$99,670	$153,829

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	3,074	2,508	9,494	8,741
General & Administrative – related party	21,850	12,000	46,650	38,500
Total Expenses	24,924	14,508	56,144	47,241
Other Income
Interest Income	21	158	46	301
Total Other Income	21	158	46	301

Net (loss) before provision for taxes	$(24,903)	$(14,350)	$(56,098)	$(46,940)
Income tax provision	-	-	-	-
Net (loss)	$(24,903)	$(14,350)	$(56,098)	$(46,940)

Net (Loss) Per Common Share – Basic & Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares of common stock outstanding – Basic & Diluted	2,515,000	2,515,000	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	(Loss)	Equity
Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829
Net (loss)	—	—	—	(31,195)	(31,195)
Balance at March 31, 2019	2,515,000	$2,515	$535,888	$(415,769)	$122,634
Net (loss)	—	—	—	(24,903)	(24,903)
Balance at June 30, 2019	2,515,000	$2,515	$535,888	$(440,672)	$97,731

Balance at December 31, 2017	2,515,000	$2,515	$535,888	$(288,993)	$249,410
Net (loss)	—	—	—	(32,590)	(32,590)
Balance at March 31, 2018	2,515,000	$2,515	$535,888	$(321,583)	$216,820
Net (loss)	—	—	—	(14,350)	(14,350)
Balance at June 30, 2018	2,515,000	$2,515	$535,888	$(335,933)	$202,470

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net (loss)	$(56,098)	$(46,940)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	1,750	-
(Increase) Decrease in security deposit – related party	3,500	-
Increase (Decrease) in accounts payable	1,939	567
Net cash provided by (used in) operating activities	(48,909)	(46,373)
Cash Flows From Financing Activities
Issuance of common stock, net of costs	-	-
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash	(48,909)	(46,373
Cash at beginning of the period	148,579	244,160
Cash at end of the period	$99,670	$197,787

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2019 and 2018 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2019.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the U.S. for complete financial statements.

Note 2. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

There were no issuances of common stock for the period ended June 30, 2019.

Note 3. Related Party Transactions

The Company had been renting office space from Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, at the rate of $3,500 per month, in addition to having paid a $3,500 security deposit. Rent expense to Westminster Securities Corp. during the period was $5,250 for the three-month period and $15,750 for the six-month period ended June 30, 2019. The agreement terminated during the period as the Company transitioned to a new service agreement for office space on a month-to-month basis with a non-affiliated entity. The Company has adopted ASC 842 and evaluated the new service agreement under ASC 842 and determined that it qualifies for the short-term lease measurement and recognition exemption.

The Company has periodically issued payment to certain officers and directors or their affiliates for services in connection with maintaining the Company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. The total compensation issued during the three-month period ended June 30, 2019 to related parties was: $13,600 to Jonathan Braun, a director of the Company, and $3,000 to Marika Tonay, an officer and director of the Company.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4. Going Concern

The Company has incurred net losses of approximately $440,000 for the period from January 27, 1989 (Inception) through June 30, 2019 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2019, through the date which the financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended June 30, 2019 and the Form 10-K for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

At June 30, 2019, the Company had current assets in the form of cash and cash equivalents of $99,670 and liabilities of $1,939.

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

For the quarters ended June 30, 2019 and 2018, the Company showed net losses of $24,903 and $14,350, respectively. The increase in net loss was due primarily to increased expenses of paying consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

For the six-month periods ended June 30, 2019 and 2018, the Company showed net losses of $56,098 and $46,940, respectively. The increase in net loss was due primarily to increased expenses of paying consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

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

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

