Form 10-Q
period 2019-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2019-11-14
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$81,172	$148,579
Prepaid rent – related party	-	1,750
Rent deposit – related party	-	3,500
Total current assets	81,172	153,829
Total assets	$81,172	$153,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(457,231)	(384,574)
Total stockholders’ equity	81,172	153,829
Total liabilities and stockholders’ equity	$81,172	$153,829

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	3,872	2,380	13,366	11,121
General & Administrative – related party	12,700	27,000	59,350	65,500
Total Expenses	16,572	29,380	72,716	76,621

Other Income
Interest Income	13	32	59	333
Total Other Income	13	32	59	333

Net (loss) before provision for taxes	$(16,559)	$(29,348)	$(72,657)	$(76,288)
Income tax provision	-	-	-	-
Net (loss)	$(16,559)	$(29,348)	$(72,657)	$(76,288)

Net (Loss) Per Common Share – Basic & Fully Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	2,515,000	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	(Loss)	Equity
Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829
Net (loss)	—	—	—	(31,195)	(31,195)
Balance at March 31, 2019	2,515,000	$2,515	$535,888	$(415,769)	$122,634
Net (loss)	—	—	—	(24,903)	(24,903)
Balance at June 30, 2019	2,515,000	$2,515	$535,888	$(440,672)	$97,731
Net (loss)	—	—	—	(16,559)	(16,559)
Balance at September 30, 2019	2,515,000	$2,515	$535,888	$(457,231)	$81,172

Balance at December 31, 2017	2,515,000	$2,515	$535,888	$(288,993)	$249,410
Net (loss)	—	—	—	(32,590)	(32,590)
Balance at March 31, 2018	2,515,000	$2,515	$535,888	$(321,583)	$216,820
Net (loss)	—	—	—	(14,350)	(14,350)
Balance at June 30, 2018	2,515,000	$2,515	$535,888	$(335,933)	$202,470
Net (loss)	—	—	—	(29,348)	(29,348)
Balance at September 30, 2018	2,515,000	$2,515	$535,888	$(365,281)	$173,122

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net (loss)	$(72,657)	$(76,288)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	1,750	-
(Increase) Decrease in security deposit – related party	3,500	-
Net cash provided by (used in) operating activities	(67,407)	(76,288)

Net increase (decrease) in cash and cash equivalents	(67,407)	(76,288)
Cash and cash equivalents at beginning of the period	148,579	244,160
Cash and cash equivalents at end of the period	$81,172	$167,872

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2019 and 2018 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

There were no issuances of common stock for the period ended September 30, 2019.

Note 3. Related Party Transactions

The Company has periodically issued payment to certain officers and directors or their affiliates for services in connection with maintaining the Company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. Additionally, the Company previously rented office space from Westminster Securities Corp. (“Westminster”), an entity controlled by the Company’s President, John O’Shea.

The total compensation issued during the three-month period ended September 30, 2019 to related parties was: $11,200 to Jonathan Braun, a director of the Company, and $1,500 to Marika Tonay, an officer and director of the Company. For the nine-month period ended September 30, 2019, rent expense to Westminster was $15,750 and compensation for services to Jonathan Braun was $37,300, to Westminster was $1,800 and to Marika Tonay was $4,500.

For the comparable prior year periods, compensation to Jonathan Braun was $10,000 for the three-month and $20,000 for the nine-month periods, compensation to Marika Tonay was $1,500 for the three-month and $6,000 for the nine-month periods, compensation to Westminster was $3,000 for the nine-month period, compensation to John O’Shea was $5,000 for the three- and nine-month periods and rent expense to Westminster was $10,500 for the three-month and $31,500 for the nine-month periods.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $457,000 for the period from January 27, 1989 (Inception) through September 30, 2019 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2019, through the date which the financial statements were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three- and nine-month periods ended September 30, 2019 and the Form 10-K for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

At September 30, 2019, the Company had current assets in the form of cash of $81,172 and liabilities of $0. This compares with cash of $148,579 and liabilities of $0 as of December 31, 2018. The decrease in cash was due to expenses associated with maintaining the Company’s public status and evaluating business opportunities.

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

For the quarters ended September 30, 2019 and 2018, the Company showed net losses of $16,559 and $29,348 respectively. The decrease in net loss was due primarily to decreased rent and consulting expenses.

For the nine-month periods ended September 30, 2019 and 2018, the Company showed net losses of $72,657 and $76,288, respectively. The decrease in net loss was due primarily to decreased rent and consulting expenses.

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

8

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: November 14, 2019	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

11