Form 10-K
period 2019-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2020-04-14
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(212) 878-6532

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

As of June 30, 2019, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $100,000, based upon the closing bid price of the registrant’s Common Stock on such date, as reported by Bloomberg, LP. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2020, the registrant had 2,515,000 shares of common stock outstanding.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s officers and directors. Although there are no current plans to do so, Company management might also hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee would be paid in stock and not in cash.

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

ITEM 2. PROPERTIES

The Company has no property. The Company rents office space at 30 Broad Street, New York, NY 10004.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

***

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public trading market for the Company’s shares of common stock, under the symbol STQN. The shares are traded on the OTC Pink marketplace. The following table shows the quarterly high and low bid prices during 2018 and 2019 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2019
First Quarter	$0.40	$0.40
Second Quarter	0.40	0.40
Third Quarter	0.40	0.40
Fourth Quarter	0.40	0.13
Year Ended December 31, 2018
First Quarter	$1.00	$0.61
Second Quarter	0.65	0.35
Third Quarter	0.40	0.35
Fourth Quarter	0.40	0.40

As of February 25, 2020, there were approximately 55 holders of record and 77 beneficial owners of the Company’s common stock.

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

Liquidity and Capital Resources

At December 31, 2019, the Company had liquid assets in the form of cash of $64,615 and prepaid expense in the amount of $1,750 and liabilities of $0. This compares to cash of $148,579 and other current assets of $5,250 as of December 31, 2018. The Company’s decrease in assets over the period was due to expenses incurred in maintaining the Company’s public status and seeking a suitable acquisition/merger candidate.

The Company had no material commitments for capital expenditures at December 31, 2019.

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

For the years ended December 31, 2019 and 2018, the Company showed net losses of $87,464 and $95,581, respectively. The decrease in net loss was due primarily to decreased rent expense as the Company changed office locations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

***

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2019 and the related statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Las Vegas, NV
April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2019

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$64,615	$148,579
Prepaid expense	1,750	-
Prepaid rent – related party	-	1,750
Rent deposit – related party	-	3,500
Total current assets	66,365	153,829
Total assets	$66,365	$153,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(472,038)	(384,574)
Total stockholders’ equity	66,365	153,829
Total liabilities and stockholders’ equity	$66,365	$153,829

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

	2019	2018
Revenues	$-	$-

Expenses
General & Administrative	17,981	13,438
General & Administrative – related party	69,550	82,500
Total Expenses	87,531	95,938

Other Income
Interest Income	67	357
Total Other Income	67	357

Net loss before provision for taxes	$(87,464)	$(95,581)
Income tax provision	-	-
Net loss	$(87,464)	$(95,581)

Net Loss Per Common Share – Basic & Fully Diluted	$(0.03)	$(0.04)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	2,515,000	$2,515	$535,888	$(288,993)	$249,410
Net Loss, December 31, 2018				(95,581)	(95,581)
Balance at December 31, 2018	2,515,000	2,515	535,888	(384,574)	153,829
Net Loss at December 31, 2019				(87,464)	(87,464)
Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(87,464)	$(95,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	1,750	-
(Increase) Decrease in security deposit – related party	3,500	-
(Increase) Decrease in prepaid expense	(1,750)	-
Net cash provided by (used in) operating activities	(83,964)	(95,581)
Net increase (decrease) in cash	(83,964)	(95,581)
Cash at beginning of the period	148,579	244,160
Cash at end of the period	$64,615	$148,579

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

Use of Estimates

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

Concentration of Credit Risk

At December 31, 2019, and 2018, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

Start-Up Costs

ASC 720-15, “Start-Up Costs,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires costs of start-up activities and organizational costs to be expensed as incurred.

Loss Per Share

Net loss per share is provided in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 - Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurable date

Level 2 - Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through coorboration with market data at the measurement date

Level 3 - Unobservable inputs that reflect management’s best estimate of what participants would use in pricing the asset or liability at the measurement date

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(21.0%)
Valuation reserve	21.0%
Total	-%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Net Operating Loss carryforward	$90,465	$72,786
Valuation allowance	(90,465)	(72,786)
Net deferred tax asset	$-	$-

As of December 31, 2019, the Company has a net operating loss carryforward of approximately $430,000 for tax purposes, which it expects to be available to offset future taxable income. If not used, the portion of the carryforward for tax years prior to 2018 will expire between 2020 and 2037. The carryforward for tax years after 2018 can be carried forward indefinitely and can offset up to 80% of taxable income. Management has provided a full valuation allowance of all deferred tax assets relating to net operating loss carryforwards as of December 31, 2019. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2019 and 2018, the valuation allowance increased by approximately $17,000 and $20,000, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to ASC 740. The tax years open for audit are 2016 to 2019.

Note 3. Related Party Transactions

The Company previously rented office space on a month-to-month basis from Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, at the rate of $3,500 per month. Effective May 15, 2019, the rental agreement terminated. The security deposit of $3,500 was applied to the final month’s rent. The total related party rent expense was $15,750 for 2019 and $42,000 for 2018.

The Company paid compensation to certain officers and directors or their affiliates for services in connection with identifying and evaluating potential business opportunities and maintaining the Company’s financial statements and regulatory status in good standing. The total paid during 2019 to related parties was: $1,800 to Westminster Securities Corp., $47,500 to Jonathan Braun, a director of the Company, and $4,500 to Marika Tonay, an officer and director of the Company. In 2018, the total was: $5,000 to John O’Shea, $3,000 to Westminster Securities Corp., $25,000 to Jonathan Braun and $7,500 to Marika Tonay.

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

There were no issuances of Common Stock during the years ended December 31, 2019 and December 31, 2018.

Note 5. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $472,000 for the period from January 27, 1989 (Inception) through December 31, 2019 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include that the Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6. Subsequent Events

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has spread throughout the world, and any related adverse public health developments, could adversely affect the Company’s ability to obtain additional financing or identify a potential merger or acquisition candidate in fiscal year 2020.

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were to be issued.

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

Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019, with the following aspect being noted as a potential material weakness:

●	Lack of segregation of duties

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of directors and executive officers of the Company as of December 31, 2019, their ages and all positions held by each of them during the past five years.

Jonathan Braun, 69, is the Company’s Chairman of the Board and a director since 2017. Mr. Braun has been President of NextCoal International, Inc. since 2012. Since 2017, he is also President of the nonprofit American Jewish Japan Society. Mr. Braun holds an MS from Columbia University’s Graduate School of Journalism and a BA in Political Science from the City College of New York, graduating Phi Beta Kappa, Magna Cum Laude.

John P. O’Shea, 63, is the Company’s President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. Previously he was Co-Chairman of TerraNova Capital Equities, Inc. from October 2010 to November 2014, and a non-executive director of BlueRock Energy Holdings, Inc. from 2007 to 2018. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati.

Marika Xirouhakis Tonay, 39, is the Company’s Secretary/Treasurer and a director since 2004. Ms. Tonay has been registered with a FINRA-member firm since January 2012, currently as a Senior Compliance Manager. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

The following table sets forth, as of February 25, 2020, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company’s common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class
John P. O’Shea 2464 Darts Cove Way Charleston, SC 29466	604,800	24.04%
Marika X. Tonay c/o Strategic Acquisitions 30 Broad Street, 14th Floor New York, NY 10004	14,000	0.56%
All directors and executive officers as a group (2 persons)	618,800	24.60%
NextCoal International, Inc. 1459 Shunpike Road Cambridge, NY 12816	1,650,000	65.61%

John P. O’Shea and Marika X. Tonay each have sole investment power and sole voting power over their shares owned.

Jonathan Braun, President of NextCoal, has sole investment power and sole voting power over NextCoal’s shares owned. Jonathan Braun is also a Director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2019, the Company issued payment for invoiced services to related parties as follows: $1,800 to Westminster Securities Corp., an entity controlled by John O’Shea, and $47,500 to Jonathan Braun, a Director, each for services relating to identifying and evaluating potential merger or acquisition candidates; and $4,500 to Marika Tonay, its Secretary/Treasurer, for services relating to preparing and filing financial and regulatory documentation.

The Company previously rented office space from Westminster Securities Corp., at the rate of $3,500 per month, in addition to paying a $3,500 security deposit. The agreement terminated May 15, 2019, and the security deposit was applied to the final month’s rent.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were: $5,250 to Prager Metis CPAs LLC for the fiscal year ended December 31, 2019; and $4,546 for the fiscal year ended December 31, 2019 and $9,775 for the fiscal year ended December 31, 2018 to AMC Auditing.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: April 14, 2020	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	April 14, 2020
John P. O’Shea	(Principal Executive Officer and Principal Financial Officer)

/s/ MARIKA X. TONAY	Secretary, Treasurer, Director	April 14, 2020
Marika X. Tonay

/s/ JONATHAN BRAUN	Director	April 14, 2020
Jonathan Braun

***

