Form 10-Q
period 2020-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2020-05-15
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

1

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$46,547	$64,615
Prepaid expense	2,125	1,750
Total current assets	48,672	66,365
Total assets	$48,672	$66,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(489,731)	(472,038)
Total stockholders’ equity	48,672	66,365
Total liabilities and stockholders’ equity	$48,672	$66,365

The accompanying notes are an integral part of these financial statements.

2

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending March 31,
	2020	2019
Revenues	$-	$-

Expenses
General & Administrative	9,200	6,420
General & Administrative – related party	8,500	24,800
Total Expenses	17,700	31,220
Other Income
Interest Income	7	25
Total Other Income	7	25

Net loss before provision for taxes	$(17,693)	$(31,195)
Income tax provision	-	-
Net loss	$(17,693)	$(31,195)

Net Loss Per Common Share – Basic & Fully Diluted	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

3

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365
Net loss	—	—	—	(17,693)	(17,693)
Balance at March 31, 2020	2,515,000	$2,515	$535,888	$(489,731)	$48,672

Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829
Net loss	—	—	—	(31,195)	(31,195)
Balance at March 31, 2019	2,515,000	$2,515	$535,888	$(415,769)	$122,634

The accompanying notes are an integral part of these financial statements.

4

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(17,693)	$(31,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid expense	(375)	-
Increase (Decrease) in accounts payable	-	741
Net cash used in operating activities	(18,068)	(30,454)

Net decrease in cash	(18,068)	(30,454)
Cash at beginning of the period	64,615	148,579
Cash at end of the period	$46,547	$118,125

The accompanying notes are an integral part of these financial statements.

5

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2020 and 2019 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the U.S. for complete financial statements.

Note 2. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

There were no issuances of common stock for the three-month period ended March 31, 2020.

Note 3. Related Party Transactions

The Company previously rented office space on a month-to-month basis from Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, at the rate of $3,500 per month. Effective May 15, 2019, the rental agreement terminated. The total related party rent expense was $10,500 for the first quarter of 2019 and $0 in 2020.

The Company issued payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. The total payment for services issued during the three months ended March 31, 2020 to related parties was: $7,500 to Jonathan Braun, a director of the Company, and $1,000 to Marika Tonay, an officer and director of the Company. For the prior year period the amount was: $12,500 to Jonathan Braun, and $1,800 to Westminster Securities Corp.

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $490,000 for the period from January 27, 1989 (Inception) through March 31, 2020 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include that the Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. The global pandemic, COVID-19, could adversely affect the Company’s ability to obtain additional financing or identify a potential merger or acquisition candidate. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2020 and the Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, the Company had current assets in the form of cash of $46,547 and prepaid expense of $2,125. This compares with cash of $64,615 and prepaid expense of 1,750 as of December 31, 2019. The decrease in cash was due to expenses associated with maintaining the Company’s public status and evaluating business opportunities.

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

For the three months ending ended March 31, 2020 and 2019, the Company reported net losses of $17,693 and $31,195, respectively. The decrease in net loss was due primarily to decreased rent expense as well as decreased payments to consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: May 15, 2020	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

9