Form 10-Q
period 2020-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2020-08-14
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 26, 2020, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$34,953	$64,615
Prepaid expense	1,028	1,750
Total current assets	35,981	66,365
Total assets	$35,981	$66,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(502,422)	(472,038)
Total stockholders’ equity	35,981	66,365
Total liabilities and stockholders’ equity	$35,981	$66,365

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	3,943	3,074	13,143	9,494
General & Administrative – related party	8,750	21,850	17,250	46,650
Total Expenses	12,693	24,924	30,393	56,144
Other Income
Interest Income	2	21	9	46
Total Other Income	2	21	9	46

Net income (loss) before provision for taxes	$(12,691)	$(24,903)	$(30,384)	$(56,098)
Income tax provision	-	-	-	-
Net income (loss)	$(12,691)	$(24,903)	$(30,384)	$(56,098)

Net Income (Loss) Per Common Share – Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares of common stock outstanding – Basic & Diluted	2,515,000	2,515,000	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365
Net loss	—	—	—	(17,693)	(17,693)
Balance at March 31, 2020	2,515,000	$2,515	$535,888	$(489,731)	$48,672
Net loss	—	—	—	(12,691)	(12,691)
Balance at June 30, 2020	2,515,000	$2,515	$535,888	$(502,422)	$35,981

Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829
Net loss	—	—	—	(31,195)	(31,195)
Balance at March 31, 2019	2,515,000	$2,515	$535,888	$(415,769)	$122,634
Net loss	—	—	—	(24,903)	(24,903)
Balance at June 30, 2019	2,515,000	$2,515	$535,888	$(440,672)	$97,731

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(30,384)	$(56,098)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	722	1,750
(Increase) Decrease in security deposit – related party	-	3,500
Increase (Decrease) in accounts payable	-	1,939
Net cash used in operating activities	(29,662)	(48,909)

Net increase (decrease) in cash	(29,662)	(48,909)
Cash at beginning of the period	64,615	148,579
Cash at end of the period	$34,953	$99,670

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2020 and 2019 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

There were no issuances of common stock for the period ended June 30, 2020.

Note 3. Related Party Transactions

The Company previously rented office space on a month-to-month basis from Westminster Securities Corp., an entity controlled by the Company's President, John O’Shea. Effective May 15, 2019, the rental agreement terminated. The total related party rent expense was $5,250 for the second quarter of 2019 and $15,750 for the six month period ended June 30, 2019, and $0 in 2020.

The Company issued payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. The total payment for services issued during the three-month period ended June 30, 2020 to related parties was: $5,500 to Jonathan Braun, a director of the Company, $750 to Westminster Securities Corp., and $2,500 to Marika Tonay, an officer and director of the Company. For the six-month period ended June 30, 2020, compensation for services to Jonathan Braun was $13,000, to Westminster was $750 and to Marika Tonay was $3,500.

For the comparable prior year periods, compensation to Jonathan Braun was $13,600 for the three-month and $26,100 for the six-month periods ended June 30, 2019, compensation to Marika Tonay was $3,000 for the three-month and six-month periods, compensation to Westminster was $0 for the three-month and $1,800 for the six-month period.

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $500,000 for the period from January 27, 1989 (Inception) through June 30, 2020 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include that the Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 5. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended June 30, 2020 and the Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

At June 30, 2020, the Company had current assets in the form of cash of $35,981 and prepaid expense of $1,028 and liabilities of $0. This compares with cash of $64,615 and prepaid expense of 1,750 as of December 31, 2019. The decrease in cash was due to expenses associated with maintaining the Company’s public status and evaluating business opportunities.

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

For the quarters ended June 30, 2020 and 2019, the Company showed net losses of $12,691 and $24,903, respectively. The decrease in net loss was due primarily to decreased rent expense as well as decreased payments to consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

For the six-month periods ended June 30, 2020 and 2019, the Company showed net losses of $30,384 and $56,098, respectively. The decrease in net loss was due primarily to decreased rent expense as well as decreased payments to consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: August 14, 2020	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

