Form 10-Q
period 2020-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2020-11-13
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$28,660	$64,615
Prepaid expense	500	1,750
Total current assets	29,160	66,365
Total assets	$29,160	$66,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$932	$-
Total current liabilities	932	-
Total liabilities	932	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(510,175)	(472,038)
Total stockholders’ equity	28,228	66,365
Total liabilities and stockholders’ equity	$29,160	$66,365

The accompanying notes are an integral part of these financial statements.

2

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	4,254	3,872	17,397	13,366
General & Administrative – related party	3,500	12,700	20,750	59,350
Total Expenses	7,754	16,572	38,147	72,716

Other Income
Interest Income	1	13	10	59
Total Other Income	1	13	10	59

Net (loss) before provision for taxes	$(7,753)	$(16,559)	$(38,137)	$(72,657)
Income tax provision	-	-	-	-
Net (loss)	$(7,753)	$(16,559)	$(38,137)	$(72,657)

Net (Loss) Per Common Share – Basic & Fully Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	2,515,000	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

3

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	(Loss)	Equity
Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365
Net loss	—	—	—	(17,693)	(17,693)
Balance at March 31, 2020	2,515,000	$2,515	$535,888	$(489,731)	$48,672
Net loss	—	—	—	(12,691)	(12,691)
Balance at June 30, 2020	2,515,000	$2,515	$535,888	$(502,422)	$35,981
Net loss	—	—	—	(7,753)	(7,753)
Balance at September 30, 2020	2,515,000	$2,515	$535,888	$(510,175)	$28,228

Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829
Net loss	—	—	—	(31,195)	(31,195)
Balance at March 31, 2019	2,515,000	$2,515	$535,888	$(415,769)	$122,634
Net loss	—	—	—	(24,903)	(24,903)
Balance at June 30, 2019	2,515,000	$2,515	$535,888	$(440,672)	$97,731
Net loss	—	—	—	(16,559)	(16,559)
Balance at September 30, 2019	2,515,000	$2,515	$535,888	$(457,231)	$81,172

The accompanying notes are an integral part of these financial statements.

4

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss)	$(38,137)	$(72,657)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid expense	1,250	-
(Increase) Decrease in prepaid rent – related party	-	1,750
(Increase) Decrease in security deposit – related party	-	3,500
Increase (Decrease) in accounts payable	932	-
Net cash provided by (used in) operating activities	(35,955)	(67,407)

Net increase (decrease) in cash and cash equivalents	(35,955)	(67,407)
Cash and cash equivalents at beginning of the period	64,615	148,579
Cash and cash equivalents at end of the period	$28,660	$81,172

The accompanying notes are an integral part of these financial statements.

5

STRATEGIC ACQUISITIONS, INC.

 NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2020 and 2019 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on April 14, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the U.S. for complete financial statements.

Note 2. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

There were no issuances of common stock for the period ended September 30, 2020.

Note 3. Related Party Transactions

The Company previously rented office space on a month-to-month basis from Westminster Securities Corp., an entity controlled by the Company's President, John O'Shea. Effective May 15, 2019, the rental agreement terminated. The total related party rent expense was $0 for the third quarter of 2019 and $15,750 for the nine month period ended September 30, 2019. Related party rent expense in 2020 was $0.

The Company issued payment to certain officers and directors or their affiliates for services in connection with maintaining the company's financial statements and regulatory status in good standing and evaluating potential business opportunities. The total payment for services issued during the three-month period ended September 30, 2020 to related parties was: $3,000 to Jonathan Braun, a director of the Company, and $500 to Marika Tonay, an officer and director of the Company. For the nine-month period ended September 30, 2020, compensation for services to Jonathan Braun was $16,000, to Westminster Securities Corp. was $750 and to Marika Tonay was $4,000.

For the comparable prior year periods, compensation to Jonathan Braun was $11,200 for the three-month and $37,300 for the nine-month periods ended September 30, 2019, compensation to Marika Tonay was $1,500 for the three-month and $4,500 for the nine-month periods, and compensation to Westminster was $0 for the three-month and $1,800 for the nine-month periods.

6

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $510,000 for the period from January 27, 1989 (Inception) through September 30, 2020 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans include that the Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 5. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three- and nine-month periods ended September 30, 2020 and the Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

At September 30, 2020, the Company had current assets in the form of cash of $28,660 and prepaid expense of $500, and liabilities of $932. This compares with cash of $64,615 and prepaid expense of 1,750 as of December 31, 2019. The decrease in cash was due to expenses associated with maintaining the Company’s public status and evaluating business opportunities.

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

For the quarters ended September 30, 2020 and 2019, the Company showed net losses of $7,753 and $16,559 respectively. The decrease in net loss was due primarily to decreased rent and consulting expenses.

For the nine-month periods ended September 30, 2020 and 2019, the Company showed net losses of $38,137 and $72,657, respectively. The decrease in net loss was due primarily to decreased rent and consulting expenses.

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

9

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: November 13, 2020	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

11