Form 10-K
period 2020-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2021-03-31
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $44,000, based upon the closing bid price of the registrant’s Common Stock on such date, as reported by Bloomberg, LP. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2021, the registrant had 2,515,000 shares of common stock outstanding.

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

The Company has no property. The Company has a month-to-month lease to rent office space at 30 Broad Street, New York, NY 10004.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

***

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public trading market for the Company’s shares of common stock, under the symbol STQN. The shares are traded on the OTC Pink marketplace. The following table shows the quarterly high and low bid prices during 2019 and 2020 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2020
First Quarter	$0.151	$0.12
Second Quarter	0.18	0.10
Third Quarter	0.21	0.05
Fourth Quarter	0.165	0.151
Year Ended December 31, 2019
First Quarter	$0.40	$0.40
Second Quarter	0.40	0.40
Third Quarter	0.40	0.40
Fourth Quarter	0.40	0.13

As of February 25, 2021, there were approximately 55 holders of record and 80 beneficial owners of the Company’s common stock.

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

Liquidity and Capital Resources

At December 31, 2020, the Company had liquid assets in the form of cash of $19,530 and prepaid expense in the amount of $500 and liabilities of $205. This compares to cash of $64,615 and prepaid expense in the amount of $1,750 and liabilities of $0 as of December 31, 2019. The Company’s decrease in assets over the period was due to expenses incurred in maintaining the Company’s public status and seeking a suitable acquisition/merger candidate.

The Company had no material commitments for capital expenditures at December 31, 2020.

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

For the years ended December 31, 2020 and 2019, the Company showed net losses of $46,540 and $87,464, respectively. The decrease in net loss was due primarily to decreased related party expenses, including rent expense as the Company changed office locations and consulting fees as there was less activity given the COVID-19 pandemic.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

***

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2020 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below “Going Concern” are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The principal considerations for our determination that performing procedures relating to the Company’s ability to continue as a going concern is a critical audit matter are there was significant judgment by management in determining the Company’s ability to continue as a going concern. This in turn led to significant auditor judgement, subjectivity, and effort in performing procedures to evaluate the estimate of the nature, frequency, and costs of future claims, and the audit effort involved the use of professionals with specialized skill and knowledge.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Berkower LLC

We have served as the Company’s auditor since 2020
Iselin, NJ
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2019 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
April 14, 2020

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$19,530	$64,615
Prepaid expense	500	1,750
Total current assets	20,030	66,365
Total assets	$20,030	$66,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205	$-
Total current liabilities	205	-
Total liabilities	205	-
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(518,578)	(472,038)
Total stockholders’ equity	19,825	66,365
Total liabilities and stockholders’ equity	$20,030	$66,365

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenues	$-	$-

Expenses
General & Administrative	22,301	17,981
General & Administrative – related party	24,250	69,550
Total Expenses	46,551	87,531

Other Income
Interest Income	11	67
Total Other Income	11	67

Net loss before provision for taxes	(46,540)	(87,464)
Income tax provision	-	-
Net loss	$(46,540)	$(87,464)

Net Loss Per Common Share – Basic & Fully Diluted	$(0.02)	$(0.03)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	2,515,000	$2,515	$535,888	$(384,574)	$153,829
Net Loss, December 31, 2019				(87,464)	(87,464)
Balance at December 31, 2019	2,515,000	2,515	535,888	(472,038)	66,365
Net Loss, December 31, 2020				(46,540)	(46,540)
Balance at December 31, 2020	2,515,000	$2,515	$535,888	$(518,578)	$19,825

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(46,540)	$(87,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (Decrease) in accounts payable	205
(Increase) Decrease in prepaid rent – related party	-	1,750
(Increase) Decrease in security deposit – related party	-	3,500
(Increase) Decrease in prepaid expense	1250	(1,750)
Net cash provided by (used in) operating activities	(45,085)	(83,964)
Net increase (decrease) in cash	(45,085)	(83,964)
Cash at beginning of the period	64,615	148,579
Cash at end of the period	$19,530	$64,615

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

Concentration of Credit Risk

At December 31, 2020, and 2019, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

Start-Up Costs

ASC 720-15, “Start-Up Costs,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires costs of start-up activities and organizational costs to be expensed as incurred.

Loss Per Share

Net loss per share is provided in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2020 and December 31, 2019.

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

Level 1 - Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurable date

Level 2 - Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through coorboration with market data at the measurement date

Level 3 - Unobservable inputs that reflect management’s best estimate of what participants would use in pricing the asset or liability at the measurement date

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as non-current. The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(21.0%)
Valuation reserve	21.0%
Total	-%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Net Operating Loss carryforward	$94,407	$90,465
Valuation allowance	(94,407)	(90,465)
Net deferred tax asset	$-	$-

As of December 31, 2020, the Company has a net operating loss carryforward of approximately $450,000 for tax purposes, which it expects to be available to offset future taxable income. If not used, the portion of the carryforward for tax years prior to 2018 will expire between 2021 and 2037. The carryforward for tax years after 2018 can be carried forward indefinitely and can offset up to 80% of taxable income. Management has provided a full valuation allowance of all deferred tax assets relating to net operating loss carryforwards as of December 31, 2020. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2020 and 2019, the valuation allowance increased by approximately $4,000 and $17,000, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to ASC 740. The tax years open for audit are 2017 to 2020.

Note 3. Related Party Transactions

The Company previously rented office space on a month-to-month basis from Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, at the rate of $3,500 per month. Effective May 15, 2019, the rental agreement terminated. The security deposit of $3,500 was applied to the final month’s rent. The total related party rent expense was $0 for 2020 and $15,750 for 2019.

The Company paid compensation to certain officers and directors or their affiliates for services in connection with identifying and evaluating potential business opportunities and maintaining the Company’s financial statements and regulatory status in good standing. The total paid during 2020 to related parties was: $750 to Westminster Securities Corp., $19,000 to Jonathan Braun, a director of the Company, and $4,500 to Marika Tonay, an officer and director of the Company. In 2019, the total was: $1,800 to Westminster Securities Corp., $47,500 to Jonathan Braun and $4,500 to Marika Tonay.

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

There were no issuances of Common Stock during the years ended December 31, 2020 and December 31, 2019.

Note 5. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $520,000 for the period from January 27, 1989 (Inception) through December 31, 2020 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include that the Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

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

Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020, with the following aspect being noted as a potential material weakness:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of directors and executive officers of the Company as of December 31, 2020, their ages and all positions held by each of them during the past five years.

Jonathan Braun, 70, is the Company’s Chairman of the Board and a director since 2017. Mr. Braun has been President of NextCoal International, Inc. since 2012. Since 2017, he is also President of the nonprofit American Jewish Japan Society. He has been a member of the board of directors of Prometheum, Inc. since January 2021, Acting President of Phinmed IP, Inc. since 2020, a Manager of ST Oil Company, LLC since 2020 and a Vice President of Adirondack Holdings and Supply Corp since 2015. Mr. Braun holds an MS from Columbia University’s Graduate School of Journalism and a BA in Political Science from the City College of New York, graduating Phi Beta Kappa, Magna Cum Laude.

John P. O’Shea, 64, is the Company’s President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. Previously he was a non-executive director of BlueRock Energy Holdings, Inc. from 2007 to 2018. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati.

Marika Xirouhakis Tonay, 40, is the Company’s Secretary/Treasurer and a director since 2004. Ms. Tonay has been registered with a FINRA-member firm since January 2012, currently as a Senior Compliance Manager. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

The following table sets forth, as of February 25, 2021, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company’s common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.

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

Transactions with Related Persons

During 2020, the Company issued payment for invoiced services to related parties as follows: $750 to Westminster Securities Corp., an entity controlled by John O’Shea, and $19,000 to Jonathan Braun, a Director, each for services relating to identifying and evaluating potential merger or acquisition candidates; and $4,500 to Marika Tonay, its Secretary/Treasurer, for services relating to preparing and filing financial and regulatory documentation.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were: $4,000 for the fiscal year ended December 31, 2020 to Berkower LLC; $7,055.45 for the fiscal year ended December 31, 2020 and $5,250 for the fiscal year ended December 31, 2019 to Prager Metis CPAs LLC; and $1,000 for the fiscal year ended December 31, 2020 and $4,546 for the fiscal year ended December 31, 2019 to AMC Auditing.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: March 31, 2021	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	March 31, 2021
John P. O’Shea	(Principal Executive Officer and Principal Financial Officer)

/s/ MARIKA X. TONAY	Secretary, Treasurer, Director	March 31, 2021
Marika X. Tonay

/s/ JONATHAN BRAUN	Director	March 31, 2021
Jonathan Braun

***

