Form 10-Q
period 2021-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2021-05-17
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$15,157	$19,530
Prepaid expense	-	500
Total current assets	15,157	20,030
Total assets	$15,157	$20,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,458	$205
Total current liabilities	5,458	205
Total liabilities	5,458	205
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(528,704)	(518,578)
Total stockholders’ equity	9,699	19,825
Total liabilities and stockholders’ equity	$15,157	$20,030

The accompanying notes are an integral part of these financial statements.

2

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending March 31,
	2021	2020
Revenues	$-	$-

Expenses
General & Administrative	10,126	9,200
General & Administrative – related party	-	8,500
Total Expenses	10,126	17,700
Other Income
Interest Income	-	7
Total Other Income	-	7

Net loss before provision for taxes	$(10,126)	$(17,693)
Income tax provision	-	-
Net loss	$(10,126)	$(17,693)

Net Loss Per Common Share – Basic & Fully Diluted	$(0.00)	$(0.01)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

3

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	2,515,000	$2,515	$535,888	$(518,578)	$19,825
Net loss	—	—	—	(10,126)	(10,126)
Balance at March 31, 2021	2,515,000	$2,515	$535,888	$(528,704)	$9,699

Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365
Net loss	—	—	—	(17,693)	(17,693)
Balance at March 31, 2020	2,515,000	$2,515	$535,888	$(489,731)	$48,672

The accompanying notes are an integral part of these financial statements.

4

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(10,126)	$(17,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid expense	500	(375)
Increase (Decrease) in accounts payable	5,253	-
Net cash used in operating activities	(4,373)	(18,068)

Net decrease in cash	(4,373)	(18,068)
Cash at beginning of the period	19,530	64,615
Cash at end of the period	$15,157	$46,547

The accompanying notes are an integral part of these financial statements.

5

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2021 and 2020 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the U.S. for complete financial statements.

Note 2. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

There were no issuances of common stock for the three-month period ended March 31, 2021.

Note 3. Related Party Transactions

The Company may periodically issue payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. There were no such payments issued in the three months ended March 31, 2021. The total payment for services issued during the three months ended March 31, 2020 to related parties was: $7,500 to Jonathan Braun, a director of the Company, and $1,000 to Marika Tonay, an officer and director of the Company.

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $529,000 for the period from January 27, 1989 (Inception) through March 31, 2021 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include that the Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 5. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2021 and the Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, the Company had current assets in the form of cash of $15,157. This compares with cash of $19,530 and prepaid expense of $500 as of December 31, 2020. The decrease in cash was due to expenses associated with maintaining the Company’s public status and evaluating business opportunities.

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

For the three months ending ended March 31, 2021 and 2020, the Company reported net losses of $10,126 and $17,693, respectively. The decrease in net loss was due primarily to decreased payments to consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status, as well as decreased rent expense.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: May 17, 2021	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

10