Form 10-Q
period 2021-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2021-08-16
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 13, 2021, the registrant had 2,515,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$6,304	$19,530
Prepaid expense	-	500
Total current assets	6,304	20,030
Total assets	$6,304	$20,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205	$205
Total current liabilities	205	205
Total liabilities	205	205
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,515,000 shares issued and outstanding	2,515	2,515
Additional paid-in capital	535,888	535,888
Accumulated deficit	(532,304)	(518,578)
Total stockholders’ equity	6,099	19,825
Total liabilities and stockholders’ equity	$6,304	$20,030

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	3,600	3,943	13,726	13,143
General & Administrative – related party	-	8,750	-	17,250
Total Expenses	3,600	12,693	13,726	30,393
Other Income
Interest Income	-	2	-	9
Total Other Income	-	2	-	9

Net loss before provision for taxes	$(3,600)	$(12,691)	$(13,726)	$(30,384))
Income tax provision	-	-	-	-
Net loss	$(3,600)	$(12,691)	$(13,726)	$(30,384))

Net Loss Per Common Share – Basic & Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding – Basic & Diluted	2,515,000	2,515,000	2,515,000	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	2,515,000	$2,515	$535,888	$(518,578)	$19,825
Net loss	—	—	—	(10,126)	(10,126)
Balance at March 31, 2021	2,515,000	$2,515	$535,888	$(528,704)	$9,699
Net loss	—	—	—	(3,600)	(3,600)
Balance at June 30, 2021	2,515,000	$2,515	$535,888	$(532,304)	$6,099

Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365
Net loss	—	—	—	(17,693)	(17,693)
Balance at March 31, 2020	2,515,000	$2,515	$535,888	$(489,731)	$48,672
Net loss	—	—	—	(12,691)	(12,691)
Balance at June 30, 2020	2,515,000	$2,515	$535,888	$(502,422)	$35,981

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(13,726)	$(30,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid rent – related party	-	722
(Increase) Decrease in prepaid expense	500	-
Net cash used in operating activities	(13,226)	(29,662)

Net increase (decrease) in cash	(13,226)	(29,662)
Cash at beginning of the period	19,530	64,615
Cash at end of the period	$6,304	$34,953

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2021 and 2020 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

There were no issuances of common stock for the period ended June 30, 2021.

Note 3. Related Party Transactions

The Company may periodically issue payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities.

For the three- and six-month periods ended June 30, 2021, there were no payments for services issued to officers or directors.

For the prior year period, the total payment for services issued during the three-month period ended June 30, 2020 to related parties was: $5,500 to Jonathan Braun, a director of the Company, $750 to Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, and $2,500 to Marika Tonay, an officer and director of the Company. For the six-month period ended June 30, 2020, compensation for services to Jonathan Braun was $13,000, to Westminster was $750 and to Marika Tonay was $3,500.

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $530,000 for the period from January 27, 1989 (Inception) through June 30, 2021 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include that the Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 5. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three- and six-month periods ended June 30, 2021 and 2020 and the Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

At June 30, 2021, the Company had current assets in the form of cash of $6,304 and liabilities of $205. This compares with cash of $19,530, prepaid expense of $500 and liabilities of $205 as of December 31, 2020. The decrease in cash was due to expenses associated with maintaining the Company’s public status.

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

For the three months ended June 30, 2021 and 2020, the Company showed net losses of $3,600 and $12,691, respectively. The decrease in net loss was due primarily to decreased payments to consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status, as well as decreased rent expense.

For the six-month periods ended June 30, 2021 and 2020, the Company showed net losses of $13,726 and $30,384, respectively. The decrease in net loss was due primarily to decreased payments to consultants (including related parties) for services in connection with evaluation of merger candidates and maintaining the company’s public status, as well as decreased rent expense.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: August 16, 2021	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

10