Form 10-Q
period 2021-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2021-11-15
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	13-3506506
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

30 Broad Street, 14th Floor, New York, NY 10004

(Address of principal executive offices, including zip code)

(212) 878-6532

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 10, 2021, the registrant had 2,715,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash	$41,472	$19,530
Prepaid expense	-	500
Total current assets	41,472	20,030
Total assets	$41,472	$20,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$205
Total current liabilities	-	205
Total liabilities	-	205
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,715,000 and 2,515,000 shares issued and outstanding, respectively	2,715	2,515
Additional paid-in capital	575,688	535,888
Accumulated deficit	(536,931)	(518,578)
Total stockholders’ equity	41,472	19,825
Total liabilities and stockholders’ equity	$41,472	$20,030

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	4,627	4,254	18,353	17,397
General & Administrative – related party	-	3,500	-	20,750
Total Expenses	4,627	7,754	18,353	38,147

Other Income
Interest Income	-	1	-	10
Total Other Income	-	1	-	10

Net (loss) before provision for taxes	$(4,627)	$(7,753)	$(18,353)	$(38,137)
Income tax provision	-	-	-	-
Net (loss)	$(4,627)	$(7,753)	$(18,353)	$(38,137)

Net (Loss) Per Common Share – Basic & Fully Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,562,283	2,515,000	2,530,934	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	(Loss)	Equity
Balance at December 31, 2020	2,515,000	$2,515	$535,888	$(518,578)	$19,825
Net loss	—	—	—	(10,126)	(10,126)
Balance at March 31, 2021	2,515,000	$2,515	$535,888	$(528,704)	$9,699
Net loss	—	—	—	(3,600)	(3,600)
Balance at June 30, 2021	2,515,000	$2,515	$535,888	$(532,304)	$6,099
Issuance of common stock on September 8, 2021 at $0.20 per share for cash	150,000	150	29,850		30,000
Issuance of common stock on September 13, 2021 at $0.20 per share for cash	50,000	50	9,950		10,000
Net loss	—	—	—	(4,627)	(4,627)
Balance at September 30, 2021	2,715,000	$2,715	$575,688	$(536,931)	$41,472

Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365
Net loss	—	—	—	(17,693)	(17,693)
Balance at March 31, 2020	2,515,000	$2,515	$535,888	$(489,731)	$48,672
Net loss	—	—	—	(12,691)	(12,691)
Balance at June 30, 2020	2,515,000	$2,515	$535,888	$(502,422)	$35,981
Net loss	—	—	—	(7,753)	(7,753)
Balance at September 30, 2020	2,515,000	$2,515	$535,888	$(510,175)	$28,228

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net (loss)	$(18,353)	$(38,137)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid expense	500	1,250
Increase (Decrease) in accounts payable	(205)	932
Net cash provided by (used in) operating activities	(18,058)	(35,955)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	40,000	-
Net cash flows from financing activities	40,000	-

Net increase (decrease) in cash	21,942	(35,955)
Cash at beginning of the period	19,530	64,615
Cash at end of the period	$41,472	$28,660

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2021 and 2020 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

On September 8, 2021, the Company issued 150,000 shares of its Common Stock to three investors in a private placement transaction, for cash in the aggregate amount of $30,000. Two of the investors are also investors in NextCoal International, Inc., the Company’s majority shareholder.

On September 13, 2021, the Company issued 50,000 shares of its Common Stock to an additional investor in a private placement transaction, for cash in the aggregate amount of $10,000.

These two issuances resulted in an aggregate of 200,000 shares being issued for an aggregate of $40,000 during the three-month period ended September 30, 2021.

There were no other issuances of common stock for the period ended September 30, 2021.

Note 3. Related Party Transactions

The Company may periodically issue payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities.

For the three- and nine-month periods ended September 30, 2021, there were no payments for services issued to officers or directors.

For the three-month period ended September 30, 2020, the total payment for services to related parties was: $3,000 to Jonathan Braun, a director of the Company, and $500 to Marika Tonay, an officer and director of the Company. For the nine-month period ended September 30, 2020, payment for services to Jonathan Braun was $16,000, to Marika Tonay was $4,000, and to Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea was $750.

Note 4. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three- and nine-month periods ended September 30, 2021 and the Form 10-K for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

At September 30, 2021, the Company had current assets in the form of cash of $41,472 and liabilities of $0. This compares with cash of $19,530, prepaid expense of $500 and liabilities of $205 as of December 31, 2020. The increase in cash was due to proceeds from a private placement financing, partially offset by certain expenses associated with maintaining the Company’s public status and evaluating business opportunities.

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

For the quarters ended September 30, 2021 and 2020, the Company showed net losses of $4,267 and $7,753 respectively. The decrease in net loss was due primarily to decreased related party compensation for services.

For the nine-month periods ended September 30, 2021 and 2020, the Company showed net losses of $18,353 and $38,137, respectively. The decrease in net loss was due primarily to decreased related party compensation for services.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between September 8, 2021 and September 13, 2021, the Company sold 200,000 restricted shares of its Common Stock to private purchasers in a private placement transaction, for an aggregate of $40,000. The securities were sold pursuant to an exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The purchasers were “accredited investors” as defined in Rule 501 of the Securities Act, and there was no general solicitation or advertising regarding the offering. The offering has terminated. The use of proceeds is working capital. There were no underwriters in the transaction, no commissions or other consideration paid for the transaction, and no offering expenses. Following these sales, the Company has 2,715,000 shares of Common Stock issued and outstanding.

ITEM 5. OTHER INFORMATION

None.

8

ITEM 6. EXHIBITS

The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

10