Form 10-K
period 2021-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2022-04-15
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2021, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $93,000, based upon the closing bid price of the registrant’s Common Stock on such date, as reported by Bloomberg, LP. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2022, the registrant had 2,715,000 shares of common stock outstanding.

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

Employees

The Company has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. The Company has periodically paid its Secretary/Treasurer for services in bookkeeping, recordkeeping, filing tax forms and filing of reports with the SEC. The Company has also periodically paid a director and an entity controlled by the Company’s President for consulting services in connection with evaluating certain business opportunities on behalf of the Company. Although there is no current plan with respect to its nature or amount, additional remuneration may be paid to or accrued for the benefit of, the Company’s officers or directors prior to, or in conjunction with, the completion of a business acquisition for services actually rendered.

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

The Company has no property. The Company has a month-to-month lease to rent office space at 30 Broad Street, New York, NY 10004 at a rate of approximately $100 per month. For 2021, this rent expense was paid by the Company’s Chairman at no cost to the Company. This arrangement could change or terminate at any time.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

***

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited public trading market for the Company’s shares of common stock, under the symbol STQN. The shares are traded on the OTC Pink marketplace. The following table shows the quarterly high and low bid prices during 2021 and 2020 as reported by Bloomberg, LP. These are the inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2021
First Quarter	$0.282	$0.166
Second Quarter	0.2078	0.18
Third Quarter	1.10	0.2078
Fourth Quarter	0.401	0.40
Year Ended December 31, 2020
First Quarter	$0.151	$0.12
Second Quarter	0.18	0.10
Third Quarter	0.21	0.05
Fourth Quarter	0.165	0.151

As of March 8, 2022, there were approximately 58 holders of record and 80 beneficial owners of the Company’s common stock.

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

Liquidity and Capital Resources

At December 31, 2021, the Company had liquid assets in the form of cash of $39,732 and liabilities of $2,000. This compares to cash of $19,530 and prepaid expense in the amount of $500 and liabilities of $205 as of December 31, 2020. The Company’s increase in assets over the period was due to proceeds from the issuance of common stock in a private placement transaction, partially offset by expenses incurred in maintaining the Company’s public status and seeking a suitable acquisition/merger candidate.

The Company had no material commitments for capital expenditures at December 31, 2021.

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

For the years ended December 31, 2021 and 2020, the Company showed net losses of $22,093 and $46,540, respectively. The decrease in net loss was due primarily to decreased related party expenses, as officers and directors provided services to the Company at no cost amidst the difficult COVID-19 pandemic environment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

***

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The assessment of the Company’s ability to continue as a going concern.

As discussed in Note 5 to the financial statements, such financial statements have been prepared as a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has determined that there are factors that raise substantial doubt about its ability to continue as a going concern.

We identified the assessment of substantial doubt about the Company’s ability to continue as a going concern as a critical audit matter. Significant auditor judgment was required to evaluate certain key assumptions, specifically, the judgments related to the Company’s plans to minimize expenses and seek additional sources of capital.

The following are the primary procedures we performed to address this critical audit matter. We inquired of Company officials and inspected documents to evaluate the likelihood that the Company had the ability to reduce operating expenses. We evaluated the Company’s projected undiscounted cash outflows from operations for the period through April 2023. We inquired and obtained representations from the Company regarding the status and evaluation of any potential capital raising activities.

/s/ Berkower LLC

We have served as the Company’s auditor since 2020
Iselin, NJ
April 15, 2022

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$39,732	$19,530
Prepaid expense	-	500
Total current assets	39,732	20,030
Total assets	$39,732	$20,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,000	$205
Total current liabilities	2,000	205
Total liabilities	2,000	205
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,715,000 and 2,515,000 shares issued and outstanding, respectively	2,715	2,515
Additional paid-in capital	575,688	535,888
Accumulated deficit	(540,671)	(518,578)
Total stockholders’ equity	37,732	19,825
Total liabilities and stockholders’ equity	$39,732	$20,030

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenues	$-	$-

Expenses
General & Administrative	22,095	22,301
General & Administrative – related party	-	24,250
Total Expenses	22,095	46,551

Other Income
Interest Income	2	11
Total Other Income	2	11

Net loss before provision for taxes	(22,093)	(46,540)
Income tax provision	-	-
Net loss	$(22,093)	$(46,540)

Net Loss Per Common Share – Basic & Fully Diluted	$(0.01)	$(0.02)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,577,329	2,515,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	2,515,000	$2,515	$535,888	$(472,038)	$66,365
Net Loss, December 31, 2020				(46,540)	(46,540)
Balance at December 31, 2020	2,515,000	2,515	535,888	(518,578)	19,825
Issuance of common stock on September 8, 2021 at $0.20 per share for cash	150,000	150	29,850		30,000
Issuance of common stock on September 13, 2021 at $0.20 per share for cash	50,000	50	9,950		10,000
Net Loss, December 31, 2021				(22,093)	(22,093)
Balance at December 31, 2021	2,715,000	$2,715	$575,688	$(540,671)	$37,732

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(22,093)	$(46,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (Decrease) in accounts payable	1,795	205
(Increase) Decrease in prepaid expense	500	1,250
Net cash provided by (used in) operating activities	(19,798)	(45,085)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	40,000	-
Net cash provided by financing activities	40,000	-

Net increase (decrease) in cash	20,202	(45,085)
Cash at beginning of the period	19,530	64,615
Cash at end of the period	$39,732	$19,530

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company maintains cash balances in a checking account and an interest-bearing account that do not exceed federally insured limits at December 31, 2021 and 2020.

Concentration of Credit Risk

At December 31, 2021, and 2020, the Company maintained all of its cash in one commercial bank. The Company has not experienced any losses on such accounts.

Start-Up Costs

ASC 720-15, “Start-Up Costs,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires costs of start-up activities and organizational costs to be expensed as incurred.

Loss Per Share

Net loss per share is provided in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants, as of December 31, 2021 and December 31, 2020 or for the years then ended.

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

Level 1 - Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurable date

Level 2 - Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through coorboration with market data at the measurement date

Level 3 - Unobservable inputs that reflect management’s best estimate of what participants would use in pricing the asset or liability at the measurement date

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(21.0)%
Valuation reserve	21.0%
Total	-%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Net Operating Loss carryforward	$98,092	$94,407
Valuation allowance	(98,092)	(94,407)
Net deferred tax asset	$-	$-

As of December 31, 2021, the Company has a net operating loss carryforward of approximately $460,000 for tax purposes, which it expects to be available to offset future taxable income. If not used, the portion of the carryforward for tax years prior to 2018 will expire between 2021 and 2037. The carryforward for tax years after 2018 can be carried forward indefinitely and can offset up to 80% of taxable income. Management has provided a full valuation allowance of all deferred tax assets relating to net operating loss carryforwards as of December 31, 2021. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended December 31, 2021 and 2020, the valuation allowance increased by approximately $4,000 and $4,000, respectively.

Management has concluded that the Company has no uncertain tax positions requiring disclosure pursuant to ASC 740. The tax years open for audit are 2018 to 2021.

Note 3. Related Party Transactions

From time to time, the Company may pay compensation to certain officers and directors or their affiliates for services in connection with identifying and evaluating potential business opportunities and maintaining the Company’s financial statements and regulatory status in good standing. In 2021, officers and directors waived the right to compensation for their services rendered or expenses paid on behalf of the Company and there were no such related party payments. This arrangement could change or terminate at any time. The total paid during 2020 to related parties was: $750 to Westminster Securities Corp., an entity controlled by the Company’s President John O’Shea, $19,000 to Jonathan Braun, a director of the Company, and $4,500 to Marika Tonay, an officer and director of the Company.

The Company has a month-to-month lease to rent office space at 30 Broad Street, New York, NY 10004 at a rate of approximately $100 per month. For 2021, this rent expense was paid by the Company’s Chairman at no cost to the Company. This arrangement could change or terminate at any time.

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

There were no other issuances of Common Stock during the years ended December 31, 2021 and December 31, 2020.

Note 5. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $540,000 for the period from January 27, 1989 (Inception) through December 31, 2021 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Under the relevant GAAP requirements of ASC 205-40, Presentation of Financial Statements – Going Concern, the Company’s management (“Management”) is required to: a) evaluate its ability to continue operating as a going concern for at least the upcoming year through April 15, 2023 (“Funding Period”); and b) prepare and execute a business plan to i) provide sufficient liquidity covering the Funding Period and ii) mitigate the Company’s adverse operating conditions.

Management’s plans include that the Company will seek to minimize expenses and seek additional sources of capital as needed through the issuance of debt or equity financing.

Management believes that the Company’s cash balance as of December 31, 2021 is sufficient to cover its operating needs for the Funding Period. There can be no assurance that the Company will be able to raise additional capital in order to accomplish its business plan objectives. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

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

Management, including the President/Principal Financial Officer and Secretary/Treasurer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021, with the following aspect being noted as a potential material weakness:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of directors and executive officers of the Company as of December 31, 2021, their ages and all positions held by each of them during the past five years.

Jonathan Braun, 71, is the Company’s Chairman of the Board and a director since 2017. Mr. Braun has been President of NextCoal International, Inc. since 2012. He has been a member of the board of directors of Prometheum, Inc. since January 2021, Acting President of Phinmed IP, Inc. since 2020, a Manager of ST Oil Company, LLC since 2020 and a Vice President of Adirondack Holdings and Supply Corp since 2015. Mr. Braun holds an MS from Columbia University’s Graduate School of Journalism and a BA in Political Science from the City College of New York, graduating Phi Beta Kappa, Magna Cum Laude.

John P. O’Shea, 65, is the Company’s President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently as Chairman, CEO and Director. Previously he was a non-executive director of BlueRock Energy Holdings, Inc. from 2007 to 2017. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati.

Marika Xirouhakis Tonay, 41, is the Company’s Secretary/Treasurer and a director since 2004. Ms. Tonay has been registered with a FINRA-member firm since January 2012, currently as a Senior Compliance Manager. She attended New York University, Stern School of Business, graduating Magna Cum Laude with a BS in Finance and Management.

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

The Company has no employees and does not pay any salary or bonus to officers, or director fees to directors. No payments for services were made to officers or directors during the fiscal year. During the previous fiscal year, the Company issued payment to officers and directors of the Company, or their affiliates, for invoiced services in connection with maintaining the Company’s public status and seeking business opportunities, as disclosed in Item 13 “Certain Relationships and Related Transactions”. Each of the Company’s officers may from time to time be reimbursed for out-of-pocket expenses incurred on behalf of the Company. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

The following table sets forth, as of March 8, 2022, the number of shares of common stock owned of record and beneficially by executive officers, directors and any person who is the beneficial owner of more than 5% of the Company’s common stock. Also included are the shares held by all executive officers and directors as a group. The Company does not have outstanding any shares of preferred stock, any other securities convertible into common stock, or any options or warrants to acquire common stock.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class
John P. O’Shea 2464 Darts Cove Way Charleston, SC 29466	604,800	22.28%
Marika X. Tonay c/o Strategic Acquisitions 30 Broad Street, 14th Floor New York, NY 10004	14,000	0.52%
All directors and executive officers as a group (2 persons)	618,800	22.79%
NextCoal International, Inc. 1459 Shunpike Road Cambridge, NY 12816	1,650,000	60.77%

John P. O’Shea and Marika X. Tonay each have sole investment power and sole voting power over their shares owned.

Jonathan Braun, President of NextCoal, has sole investment power and sole voting power over NextCoal’s shares owned. Jonathan Braun is also a Director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no payments to related parties during 2021.

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

Following these transactions, NCI was the owner of 1,650,000 shares of common stock. No promoter was involved in any of these transactions.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were: $11,000 for the fiscal year ended December 31, 2021 and $4,000 for the fiscal year ended December 31, 2020 to Berkower LLC; $7,055 for the fiscal year ended December 31, 2020 to Prager Metis CPAs LLC; and $1,000 for the fiscal year ended December 31, 2020 to AMC Auditing.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: April 15, 2022	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	April 15, 2022
John P. O’Shea	(Principal Executive Officer and Principal Financial Officer)

/s/ MARIKA X. TONAY	Secretary, Treasurer, Director	April 15, 2022
Marika X. Tonay

/s/ JONATHAN BRAUN	Director	April 15, 2022
Jonathan Braun

***

