Form 10-Q
period 2022-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2022-05-16
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 2,715,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$35,393	$39,732
Total current assets	35,393	39,732
Total assets	$35,393	$39,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,965	$2,000
Total current liabilities	2,965	2,000
Total liabilities	2,965	2,000
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,715,000 shares issued and outstanding	2,715	2,715
Additional paid-in capital	575,688	575,688
Accumulated deficit	(545,975)	(540,671)
Total stockholders’ equity	32,428	37,732
Total liabilities and stockholders’ equity	$35,393	$39,732

The accompanying notes are an integral part of these financial statements.

2

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues	$-	$-

Expenses
General & Administrative	5,305	10,126
Total Expenses	5,305	10,126
Other Income
Interest Income	1	-
Total Other Income	1	-

Net loss before provision for income taxes	$(5,304)	$(10,126)
Income tax provision	-	-
Net loss	$(5,304)	$(10,126)

Net Loss Per Common Share – Basic & Fully Diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding – Basic & Fully Diluted	2,715,000	2,515,000

The accompanying notes are an integral part of these financial statements.

3

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	2,715,000	$2,715	$575,688	$(540,671)	$37,732
Net loss	—	—	—	(5,304)	(5,304)
Balance at March 31, 2022	2,715,000	$2,715	$575,688	$(545,975)	$32,428

Balance at December 31, 2020	2,515,000	$2,515	$535,888	$(518,578)	$19,825
Net loss	—	—	—	(10,126)	(10,126)
Balance at March 31, 2021	2,515,000	$2,515	$535,888	$(528,704)	$9,699

The accompanying notes are an integral part of these financial statements.

4

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(5,304)	$(10,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase) Decrease in prepaid expense	-	500
Increase (Decrease) in accounts payable	965	5,253
Net cash used in operating activities	(4,339)	(4,373)

Net decrease in cash	(4,339)	(4,373)
Cash at beginning of the period	39,732	19,530
Cash at end of the period	$35,393	$15,157

The accompanying notes are an integral part of these financial statements.

5

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2022 and 2021 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022.

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the U.S. for complete financial statements.

Note 2. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value Common Stock.

There were no issuances of common stock for the three-month period ended March 31, 2022.

Note 3. Related Party Transactions

The Company may periodically issue payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities. There were no such payments issued in the three months ended March 31, 2022 and 2021, as officers and directors waived the right to compensation for their services rendered or expenses paid on behalf of the Company. This arrangement could change or terminate at any time.

The Company has a month-to-month lease to rent office space at 30 Broad Street, New York, NY 10004 at a rate of approximately $100 per month. For the three months ended March 31, 2022 and 2021, this rent expense was paid by the Company’s Chairman at no cost to the Company. This arrangement could change or terminate at any time.

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of approximately $546,000 for the period from January 27, 1989 (Inception) through March 31, 2022 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include that the Company will seek to minimize expenses and seek additional sources of capital as needed through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Note 5. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose or recognize in the accompanying financial statements.

6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three-month period ended March 31, 2022 and the Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, the Company had current assets in the form of cash of $35,393 and liabilities of $2,965. This compares with cash of $39,732 and liabilities of $2,000 as of December 31, 2021. The decrease in cash was due to expenses associated with maintaining the Company’s public status.

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

For the three months ending ended March 31, 2022 and 2021, the Company reported net losses of $5,304 and $10,126, respectively. The decrease in net loss was due primarily to a change in timing of incurring a portion of expenses associated with the Company’s annual audit, as well as elimination of the one-time fee associated with the previous audit firm change.

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: May 16, 2022	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

10