Form 10-Q
period 2022-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2022-11-14
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 2,715,000 shares of common stock outstanding.

STRATEGIC ACQUISITIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$12,100	$39,732
Total current assets	12,100	39,732
Total assets	$12,100	$39,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$2,000
Total current liabilities	-	2,000
Total liabilities	-	2,000

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,715,000 shares issued and outstanding	2,715	2,715
Additional paid-in capital	634,088	575,688
Accumulated deficit	(624,703)	(540,671)
Total stockholders’ equity	12,100	37,732
Total liabilities and stockholders’ equity	$12,100	$39,732

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-

Expenses
General & Administrative	4,699	4,627	16,135	18,353
General & Administrative – related party	9,500	-	9,500	-
General & Administrative – stock-based compensation – related party warrants	58,400	-	58,400	-
Total Expenses	72,599	4,627	84,035	18,353

Other Income
Interest Income	1	-	3	-
Total Other Income	1	-	3	-

Net (loss) before provision for taxes	$(72,598)	$(4,627)	$(84,032)	$(18,353)
Income tax provision	-	-	-	-
Net (loss)	$(72,598)	$(4,627)	$(84,032)	$(18,353)

Net (Loss) Per Common Share – Basic	$(0.03)	$(0.00)	$(0.03)	$(0.01)
Net (Loss) Per Common Share – Diluted	(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding – Basic	2,715,000	2,562,283	2,715,000	2,530,934
Weighted average number of shares of common stock outstanding – Diluted	2,763,913	2,562,283	2,731,484	2,530,934

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Outstanding	Amount	Capital	(Loss)	Equity
Balance at December 31, 2021	2,715,000	$2,715	$575,688	$(540,671)	$37,732
Net loss	—	—	—	(5,304)	(5,304)
Balance at March 31, 2022	2,715,000	$2,715	$575,688	$(545,975)	$32,428
Net loss	—	—	—	(6,130)	(6,130)
Balance at June 30, 2022	2,715,000	$2,715	$575,688	$(552,105)	$26,298
Issuance of 150,000 warrants on August 31, 2022 at 0.39 fair value for services	-	-	58,400	-	58,400
Net loss	—	—	—	(72,598)	(72,598)
Balance at September 30, 2022	2,715,000	$2,715	$634,088	$(624,703)	$12,100

Balance at December 31, 2020	2,515,000	$2,515	$535,888	$(518,578)	$19,825
Net loss	—	—	—	(10,126)	(10,126)
Balance at March 31, 2021	2,515,000	$2,515	$535,888	$(528,704)	$9,699
Net loss	—	—	—	(3,600)	(3,600)
Balance at June 30, 2021	2,515,000	$2,515	$535,888	$(532,304)	$6,099
Issuance of common stock on September 8, 2021 at $0.20 per share for cash	150,000	150	29,850		30,000
Issuance of common stock on September 13, 2021 at $0.20 per share for cash	50,000	50	9,950		10,000
Net loss	—	—	—	(4,627)	(4,627)
Balance at September 30, 2021	2,715,000	$2,715	$575,688	$(536,931)	$41,472

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net (loss)	$(84,032)	$(18,353)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of warrants for services – related party	58,400	-

Change in operating assets and liabilities:
Decrease in prepaid expense	-	500
(Decrease) in accounts payable	(2,000)	(205)
Net cash (used in) operating activities	(27,632)	(18,058)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	40,000
Net cash flows from financing activities	-	40,000

Net increase (decrease) in cash	(27,632)	21,942
Cash at beginning of the period	39,732	19,530
Cash at end of the period	$12,100	$41,472

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended September 30, 2022 and 2021 has been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) as set forth in the instructions to Quarterly Report on Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

There were no issuances of Common Stock for the three- or nine-month periods ended September 30, 2022.

The Company issued an aggregate of 150,000 warrants to purchase shares of Common Stock to current and former Directors as of August 31, 2022 in consideration for their services. The warrants vested immediately, and are valid for a period of 5 years from issuance at an initial purchase price of $1.20 per share of Common Stock, subject to adjustment and registration rights. The company records stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based compensation at fair value at the grant date and recognize the expense during the service period. The Company recognizes in the statement of operations the grant-date fair value of warrants issued to employees and non-employees.

The Company used the following as inputs for its valuation methodology for the warrant derivatives as their fair value was determined by using the Black-Scholes-Merton pricing model based on various assumptions. Weighted average assumptions used to estimate fair value are as follows:

August 31, 2022 Issuance
Expected volatility	213.78%
Expected Risk free interest rate	3.30%
Expected term (years)	5
Expected dividend rate	0.0%

Note 3. Related Party Transactions

The Company may periodically issue payment to certain officers and directors or their affiliates for services in connection with maintaining the company’s financial statements and regulatory status in good standing and evaluating potential business opportunities.

For the three- and nine-month periods ended September 30, 2022, the total payment for services to related parties was: $3,500 to Westminster Securities Corp., an entity controlled by the Company’s President, John O’Shea, $3,500 to Jonathan Braun, a director of the Company at the time of payment, and $2,500 to Marika Tonay, an officer and director of the Company at the time of payment.

For the three- and nine-month periods ended September 30, 2021, there were no payments for services issued to officers or directors.

As disclosed in Note 2, on August 31, 2022, the Company issued an aggregate of 150,000 warrants to its director and then directors in consideration for their services. The total fair value of such warrants at the grant date was $58,400.

Note 4. Change in Control

On August 31, 2022, the Company underwent a change in control. As further discussed in Item 5 of this report, Exworth Management LLC (“Exworth”) became the controlling shareholder of the Company, and Yuanyuan Huang and Wei Huang, managing partners of Exworth, became officers and directors of the Company. Marika Tonay and Jonathan Braun resigned their respective positions with the Company.

Note 5. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, incurred accumulated losses of $624,703 for the period from January 27, 1989 (Inception) through September 30, 2022 and has commenced limited operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company underwent a change in control during the quarter, including resignation of two officers/directors and appointment of two officers/directors. Management’s plans include that the Company will seek to fulfill the Company’s business plan to enter into a business combination, and while evaluating any such opportunities seek to minimize expenses and seek additional sources of capital as needed through the issuance of debt or equity financing. There can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. The global pandemic, COVID-19, and deteriorating global economic conditions, including risk of recession, could adversely affect the Company’s ability to obtain additional financing or identify a potential merger or acquisition candidate. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6. Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three- and nine-month periods ended September 30, 2022 and the Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

At September 30, 2022, the Company had current assets in the form of cash of $12,100 and $0 liabilities. This compares with cash of $39,732 and liabilities of $2,000 as of December 31, 2021. The decrease in cash was due to expenses associated with maintaining the Company’s public status and evaluating business opportunities.

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

For the quarters ended September 30, 2022 and 2021, the Company showed net losses of $72,598 and $4,267, respectively. The increase in net loss was due primarily to expense associated with related party compensation for services, including non-cash expense of warrants issued for services.

For the nine-month periods ended September 30, 2022 and 2021, the Company showed net losses of $84,032 and $18,353, respectively. The increase in net loss was due primarily to expense associated with related party compensation for services, including non-cash expense of warrants issued for services.

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

As previously disclosed on Form 8-K filed September 6, 2022, which is incorporated by reference as an exhibit hereto, the Company underwent a change in control on August 31, 2022. Exworth Management LLC (“Exworth”) purchased an aggregate of 2,013,000 shares of Common Stock in a private transaction from existing shareholders and now owns 74.1% of outstanding shares of the Company. Additionally, Dr. Yuanyuan Huang was appointed Secretary/Treasurer and a Director of the Company and Dr. Wei Huang was appointed a Director of the Company. Yuanyuan Huang and Wei Huang are both managing partners of Exworth. John P. O’Shea has retained his positions as President and Director of the Company. Marika X. Tonay resigned as Secretary/Treasurer and Director of the Company and Jonathan Braun resigned as Director and Chairman of the Board of the Company.

ITEM 6.	EXHIBITS

The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description

5.1	Current Report on Form 8-K filed September 6, 2022

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: November 14, 2022	By:	/s/ JOHN P. O’SHEA
John P. O’Shea
President and Principal Financial Officer

***

