Form 10-K
period 2022-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2023-03-07
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2022

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

Commission File No. 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3506506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 JFK Parkway, Suite 135, Short Hills, New Jersey 07078
(Address of Principal Executive Offices)

(908) 266-0541
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock, par value $0.001	STQN	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock and non-voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $178,480 based on 446,200 outstanding shares of common stock held by non-affiliates and the last reported price of $0.40 on June 10, 2022

There were 6,675,000 shares of the registrant’s common stock outstanding as of as of March 6, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

None

STRATEGIC ACQUISITIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update any forward-looking statement or other information contained herein to reflect new information, events or circumstances after the date hereof.

***

ITEM 1. BUSINESS

Strategic Acquisitions, Inc. (the “Company,” “Strategic,” “we,” “us” and words of similar import) was incorporated under the laws of the State of Nevada on January 27, 1989. On December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) with Exworth Union Inc (“Exworth Union”) and the owners of all of its outstanding shares of capital stock — Exworth Management LLC (“Exworth Management”) and World Class Global Technology PTE. LTD. (“World Class,” collectively with Exworth Management, the “Stockholders”) whereby we acquired Exworth Union (the “Merger”). Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income.

Immediately prior to the Merger, Exworth Management owned 91% of the outstanding shares of Exworth Union and 74% of the shares of our common stock outstanding. Consequently, the transaction effected through the Merger Agreement was accounted for as a reverse recapitalization. Exworth Union was determined to be the accounting acquirer and we, Strategic, were treated as the acquired company for financial reporting purposes.

As a result of the acquisition of Exworth Union we are now engaged in providing loans collateralized by digital assets. Our loan business is currently limited due to the early stage of the digital asset industry, changing economic conditions and the need to more fully develop a proprietary software technology platform, or the “Platform,” to facilitate the origination and servicing of digital asset-backed loans. Our target customers are small businesses and individuals that hold intangible assets including digital currencies seeking loans secured by such assets. We provide term loans to these enterprises and individuals which are collateralized with intangible assets, such as Bitcoin. We generate revenue from interest income and transaction-based services fees. Our Platform will be designed to originate and service loans backed by various assets. Nevertheless, to date Bitcoin is the only asset we have accepted as collateral for a loan and we intend to focus on the market for loans secured by digital currencies for the immediate future.

The Platform

The Platform under development will facilitate the origination and servicing of digital asset-backed loans and will consist of a customer facing website, a mobile application and a loan management system used to monitor the loans made by us.

The Platform will provide an integrated service for the origination, documentation and servicing of collateralized loans. Our current core offering is a digital asset-backed loan. We may in the future offer various other loan products, such as a portfolio line of credit, debit card, credit card and digital asset-denominated loans.

We manage and administer all aspects of loans originated by us, including the application process, qualification of the borrower, structuring the terms of the loan, loan funding and servicing, and related regulatory compliance. We will manage borrowers’ digital assets serving as collateral, through services provided by third party providers of digital asset custody services who hold and transfer the collateral.

The Platform will allow us to process and complete transactions. We plan to use the Platform to onboard borrowers, decide whether to approve a loan, to structure the amount and terms of the loans we offer, including the value of the collateral to be deposited under our control as a condition to funding, and to provide funds to borrowers. The Platform will enable us to closely monitor collection and portfolio performance data that we use to determine whether to foreclose on a loan and liquidate the collateral and to refine the statistical measures used in making loan transaction decisions. We will also use the Platform to facilitate the transfer of digital asset collateral for loans and manage the custodial needs for such collateral.

The Platform’s software will also provide an end-to-end system for managing loan processes from acquisition to repayment or foreclosure. The Platform will help us manage applications and track loans through all stages, from initial inquiry through funding, diligence, servicing, margin call and collateral management. Borrowers will receive notifications from the Platform upon collateral deposit, withdrawal requests, margin call, and other account changes.

The Platform will have a borrower-facing website and the mobile application, which will provide prospective borrowers and customers with the ability to directly manage their loans, collateral and account information.

We plan to develop the Platform as a flexible and scalable technology system so that we can include new products intended to meet changes in borrowers’ demands and increased volume.

Digital Asset-Backed Loans

We will originate U.S. Dollar denominated loans. We offer loans to small business and individual borrowers who own digital assets and desire liquidity in U.S. Dollar denominated loans. We currently only provide loans to businesses and individuals outside of the United States, mainly in Asia and Europe. We serve this niche market with term loans ranging in size from $500,000 to $5,000,000. Currently, the only digital asset we are accepting as collateral is Bitcoin. Our loan agreements with borrowers permit us to sell the borrower’s collateral assets to repay the loan principal and accrued interest if a margin call is not timely cured. If the threshold for collateral liquidation is breached, we trigger a liquidation event. Liquidation events may result in fees which are passed along to the borrower. The margin requirements are determined by us and agreed to by borrowers.

Terms are set forth in loan agreements entered into with each borrower. The loans have a fixed term that range from 3 to 36 months in duration. The loans generally require either periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan or periodic payments of interest only with a final lump sum payment of principal at the end of the loan term. Payments are due monthly or quarterly based on the contractual terms. The applicable interest rates, origination fees and liquidation fees for our loans will vary based on several factors including the originating loan-to-value ratio, the business status of the borrower, loan duration and jurisdiction.

We make loans based upon: (i) our ability to securely take possession, store, manage, and liquidate the digital assets held as collateral; (ii) market capitalization, volatility, liquidity, and trading volumes for the digital assets; and (iii) the legal status of the digital assets to be used as collateral; subject to due diligence and applicable know your customer and anti-money laundering regulations.

Under our loan agreements with borrowers, we may, from time to time, repledge certain collateral, including under capital facilities we maintain with financial partners for capital management purposes. The Company regularly monitors such re-hypothecation and repledging transactions as well as the credit standing of its financial partners in order to maintain sufficient available capital.

Loan Agreement with Our Lenders

Exworth Union is and will be party to loan agreements with certain lenders and other strategic partners, pursuant to which it borrows U.S. dollar-based capital for use in our lending business. We currently are party to a master loan agreement and a master pledge agreement with a U.S. based lender. According to the master loan agreement, we can borrow utilizing bitcoin as collateral with 70% loan-to-value on a non-recourse basis. We may elect to enter into additional loans secured by such digital and other assets we have the right to pledge, on such terms and conditions as may be agreed upon. Our current loan has a term of 24 months with quarterly interest-only payments with principal paid at the maturity date. No prepayment of the loan principal amount or of any interest due under the loan is allowed. If the fair market value of our pledged collateral based upon the closing market price has fallen to less than seventy percent (70%) of its fair market value as of the closing of the loan, the lender will provide written notice and we have five business days to cure the deficiency by the delivery to the lender of additional collateral in U.S. Dollars or bitcoin equivalent. The lender has the right to demand that curative payments be made in U.S. Dollars. According to the Loan agreement with our Lender, when all of our obligations have been paid in full, the lender must return the pledged collateral within five business days

Geographic Market

Our primary geographical markets are Asia and Europe. We hope to increase our engagement with and gain our clients’ trust, and enhance user understanding of the loans we make available and as our customer base grows, provide other financial services.

Competition

Our primary target customers are small businesses and individuals in Asia and Europe. The lending industry in these markets is rapidly changing and highly innovative. We expect competition within our industry will continue to be intense as existing and new competitors introduce new products or enhance existing products. Our principal competitors are other digital asset-backed lending companies, decentralized finance companies, credit services organizations, online lenders, credit card companies, and other financial institutions that offer similar financial products and services, including loans on an unsecured as well as a secured basis.

An additional significant source of competition are companies, including those located outside the United States, that are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.

Due to our commitment to legal and regulatory compliance, we have not been able to offer some popular products and services that our unregulated or less regulated competitors offer, which may adversely impact our business, financial condition, and results of operations. We also expect to expend significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate and expect to continue to incur significant costs to comply with these requirements before we could grow our business, which these unregulated or less regulated competitors have not had to incur.

Further, as digital assets become more widely adopted, more traditional financial institutions may begin to directly compete with our platform. Certain of our current and potential competitors, particularly more traditional financial institutions or non-digital asset lenders entering or that may enter our market, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we have. They also have significantly more financial, technical, marketing and other resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products and services. Competing services that have partnered with or are tied to established banks and other financial institutions, may offer greater liquidity and create greater consumer confidence in the safety and efficiency of their services than we do. We expect that there will be continued mergers and acquisitions by or among these companies, which will lead to even larger competitors with more resources. We also expect to continue to see new entrants to our field, which offer competitive products and services.

Regulations That Affect Our Business

We currently make loans only outside of the United States. We plan to market and provide services through a number of different online and offline channels to business in Asia and Europe. In general, local regulations are designed to protect consumers and the public, while providing standard guidelines for business operations. Laws and regulations typically impose restrictions and requirements, such as governing interest rates and fees, maximum loan amounts, loan extensions and refinancings, payment schedules (including maximum and minimum loan durations), disclosures, security for loans and payment mechanisms, licensing, and in certain jurisdictions certain reporting requirements. For more information regarding the regulations applicable to our business and the risks to which they subject us, see the section entitled “Risk Factors” below.

In addition, regulation of the blockchain and digital assets is under active consideration by the United States through various federal agencies, including the SEC, Commodity Futures Trading Commission (“CFTC”), Federal Trade Commission (“FTC”) and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury, as well as in other countries. State government regulations may also apply. Furthermore, it is expected that regulations will increase, although we cannot anticipate how and when. As the regulatory and legal environment evolves, we may become subject to new laws and regulation by the SEC and other agencies.

The legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. Regulatory authorities at various levels of government and voters have enacted, and will likely continue to propose, new laws and regulations impacting our industry. Due to the evolving nature of laws and regulations, further rulemaking could result in new or expanded regulations, particularly at the state level, that may adversely impact current product offerings or alter the economic performance of our existing products and services. We cannot provide any assurances that additional federal, state, provincial or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. It is possible that future changes to statutes or regulations will have a material adverse effect on our results of operations and financial condition. Further, as our business evolves and we make loans or provide services to businesses and individuals in more countries, we will become subject to the applicable laws and regulations in such countries and their political territories.

Technology & Technology Suppliers

Our Platform is being developed internally and by third parties directed by us. Our Platform will be hosted in third party data centers on virtual cloud-based infrastructure. These providers include Google Cloud Computing and AWS. These data centers use a mixture of biometric access controls, redundant power, environmental controls and secure internet connection points to ensure uptime and data security. We rely on our data center and service providers to maintain peak operating conditions in their businesses and to quickly address issues related to their service as they arise.

Crypto Wallet Providers

We are using a crypto custody service provided by Aegis Trust Company, a South Dakota public trust company, to hold the digital assets as collateral. We rely on our custody service provider to maintain and secure its crypto wallet service for our operations and to provide its services in accordance with applicable laws and regulations.

Intellectual Property

Our Platform and other technologies incorporate proprietary intellectual properties developed and owned by us or licensed to us on an exclusive basis. Protecting our rights to our intellectual property enhances our ability to offer distinct and competitive products and services to our customers. We rely on a combination of patent, trademark and trade secret law protections in the United States, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights. Our patent strategy includes identifying our key business goals, enhancing our research and product development, and growing and defending our market share.

Employees

As of February 16, 2023, we had three employees and engaged two consultants.

ITEM 1A. RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by a number of risks if any of them actually occur, including those described below. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. These risks are not the only ones faced by us. Additional risks not known or that are deemed immaterial could also materially and adversely affect our financial condition, results of operations, business and prospects.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have a limited operating history, a history of operating losses and expect to incur significant additional operating losses in the foreseeable future.

Exworth Union was incorporated in March, 2022. We have a limited operating history. We continue to incur operating losses and have not generated positive cash flow from operations.

The amounts of future losses and when, if ever, we will achieve profitability and positive cash flow from operations are uncertain.

We will need to secure financing in the future and our ability to secure future financing is uncertain.

We anticipate that we will continue to incur operating losses and will need to secure additional financing. We may seek additional funding through public or private financings, collaborative arrangements, debt or other arrangements with third parties. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more segments of our business operations or curtail our business operations in their entirety. If we obtain funds by entering into arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our products, services, or technologies that we would not otherwise relinquish. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We expect our Company’s business model to continue to evolve.

Our industry is characterized by experimentation, changing customer needs, and frequent introductions of new products and services. As FinTech industry and digital asset and blockchain technologies become more widely available, we expect the services and products associated with them to continue to rapidly evolve. Thus, in order to stay current with the industry, our business model may need to evolve as well. From time to time, we may materially modify aspects of our business model relating to our product and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not harm our business. If changes to our business model are not successful, or if we fail to make appropriate changes, it would have a material adverse effect on our business, prospects or operations and potentially on our ability to continue as a going concern.

Our Company is in an early stage of development and it may not be able to develop its business as anticipated.

We have generated minimal revenue from our lending business line and have a limited customer base. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. In addition, demand for our loans is very difficult to predict and may vary widely based on many factors that are outside of our control. Although our management believes that our current business plan has potential, our Company may never attain profitable operations and our management may not succeed in realizing our business objectives due to a lack of technical, marketing, financial, and other resources or dependence on the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team or other reasons. If we are not able to execute our business plan as anticipated or modify our business model or products and services to accommodate changes in the market, we may not be able to achieve profitability.

We are subject to the risks frequently experienced by early- stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new technologies in an uncertain and evolving regulatory landscape. These risks include our potential inability to:

●	establish and maintain markets for our services products;

●	expand the number of loans we extend and the markets in which we are able to lend, which may limit the potential market for our products and increase concentration risk;

●	identify, attract, retain and motivate qualified personnel;

●	continue to develop and upgrade our technologies to keep pace with changes in technology and regulations and with the growth of markets using digital assets and blockchain technologies;

●	develop strategic relationships and partnerships;

●	maintain our reputation and build trust with customers;

●	scale up to larger operations on a consistent basis;

●	contract for or develop the internal skills needed to master larger operational scales; and

●	sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

If we fail to effectively manage our growth our business could suffer.

A period of significant expansion will be required to achieve the objectives set forth in our current business plan. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls, and we must continue to establish qualified finance, administrative and operations staff. As a reporting company, we and our management will have to implement internal controls to comply with our reporting requirements as well as government-mandated regulations. Our management may be unable to hire, train, retain, motivate and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities. Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition.

Our quarter-to-quarter performance may vary substantially.

We cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Because the loans we extend are collateralized by digital assets and because we may use those digital assets as collateral for debt that funds our business, our quarterly results are significantly impacted by and can vary widely based on the underlying value of those digital assets. Our quarterly operating results may also vary significantly based on many other factors, including:

●	fluctuating demand for our products and services;

●	announcements or implementation by our competitors of new products;

●	amount and timing of our costs related to our marketing efforts or other initiatives;

●	timing and amounts relating to the expansion of our operations;

●	our ability to enter into, renegotiate or renew key agreements;

●	developing regulations relating to digital assets and blockchain technology; or

●	economic conditions specific to our industry, as well as general economic conditions.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services and address the rapidly evolving market for the use of our products and services, our business may fail.

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. We cannot predict the effects of technological changes on our business. We expect that new services and technologies applicable to our industry and new market entrants, such as decentralized finance, or DeFi, will continue to emerge and may be superior to, or render obsolete, the technologies we currently use or are developing in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and develop new technologies may be inhibited by industry-wide standards, payment networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors beyond our control. Our success will depend on our ability to develop and incorporate new technologies, address the challenges posed by the rapidly evolving market for block-chain based lending transactions through our platforms and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, we may not achieve profitable operations and our business could be harmed.

Substantial and increasingly intense competition within our industry may harm our business.

The lending and payments industry is rapidly changing, highly innovative and subject to substantial regulatory oversight. We expect competition within our industry will continue to be intense as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on crypto-based services. Alternative lending platforms utilizing digital assets, such as decentralized finance, or DeFi, may be established that compete with or are more widely used than our Platform. It is possible that alternative platforms could be established that utilize the same or similar proprietary code and protocol underlying our planned Platform and attempt to facilitate services that are materially similar to our Platform.

A significant source of competition to date has been from companies, including those located outside the United States, subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. In addition, potential customers may seek to interact with these companies by claiming to be in a jurisdiction or establishing an entity outside the jurisdiction in which they actually reside

To date, due to limited enforcement by U.S. and foreign regulators, many of these competitors have been able to operate while offering products and services to consumers, including in the United States and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our commitment to legal and regulatory compliance, we may not be able to effectively compete against 0unregulated or less regulated competitors, which may adversely impact our business, financial condition, and results of operations. We will have to expend significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.

Further, as digital assets become more widely adopted, more traditional financial institutions may begin to directly provide loans backed by digital assets. Such traditional institutions would have better access to capital, a larger client base, and greater industry connections and resources. In addition, some exchanges have begun offering potentially competing products, including Coinbase, one of the largest crypto exchanges, which in 2020 began offering short term Bitcoin-backed loans.

These companies have greater financial resources and substantially larger customer bases than we do, which may provide them with significant competitive advantages. These companies may devote greater resources than we do to the development, promotion and sale of products and services, and they may be more effective in introducing innovative, less expensive products and services that hinder our growth. Competing services that have partnered with or are tied to established banks and other financial institutions, may offer greater liquidity and create greater consumer confidence in the safety and efficiency of their services than we do. We expect that there will be continued mergers and acquisitions by or among these companies, which will lead to even larger competitors with more resources.

Our ability to further develop our business depends on our ability to build a strong and trusted brand.

We cannot assure you that we will be able to successfully build our reputation or brand. Building, maintaining, protecting and enhancing our reputation are critical to expanding our customer base. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers or other counterparties. If we do not successfully maintain a strong and trusted brand, our business could be harmed, which could adversely affect our financial condition.

Failure to attract customers could adversely affect our revenues.

As we expand our services, we will need consumer and commercial borrowers to join our Platform and to continue to use our Platform. The attractiveness of our loans and the products we may offer through our Platform increases as the number of consumer and commercial borrowers grows because of the resulting reduced risk and lower cost. An increased participant pool generates competitive interest rate dynamics and data, which is used to improve the effectiveness of our lending risk models. We may not be able to get consumer and commercial borrowers to join, or if we do, we may experience attrition resulting from several factors, including transfers of customer accounts to our competitors, and account closures that we may initiate due to fraud or AML concerns. We cannot predict the level of acceptance or attrition in the future.

We have no recourse under the loans to any specific assets of borrowers other than the digital assets of the borrowers designated as collateral for the loans.

The loans we make are secured solely by designated digital assets of the borrowers. We have no security interest in any other assets of the borrowers. If a borrower breaches its payment obligations under a loan, the value of the collateral may be insufficient to satisfy the full amount of the borrower’s outstanding payment obligations under the loan. In addition, digital assets are subject to loss or theft due to cyber-attacks, and if collateral is stolen, we would have no recourse against a borrower for its payment obligations under its loan.

Digital assets of borrowers securing the loans we make may be rehypothecated or pledged as collateral in third party transactions, which may adversely impact our liquidity and results of financial operations.

Digital assets of borrowers securing the loans we hold may be rehypothecated, repledged, sold, or otherwise transferred or used at our risk (the “Repledged Collateral”) in transactions, including credit facilities or derivatives contracts, we enter into with third parties (each, a “Counterparty”) or at the risk of our Counterparties in transactions whereby they obtain capital. In the event we breach our contractual obligations or one of our counterparties were to breach its obligation in respect of such transactions or the occurrence of certain conditions, the Counterparty may foreclose on the Repledged Collateral or otherwise require us to liquidate or transfer it or the Counterparty may forfeit to its lender its right to the Repledged Collateral. Additionally, to the extent that any Repledged Collateral is required to be transferred or made accessible to a third party in connection with the pledge, such collateral may be vulnerable to loss or theft due to cyber-attacks affecting such third parties or other forms of malfeasance.

Upon the occurrence of any of the foregoing, we may be required to purchase digital assets to replace the Repledged Collateral in order to comply with our obligations to those borrowers whose digital assets constituted the Repledged Collateral. As the price and availability of digital assets are subject to fluctuations, such purchases may subject us to substantial and unpredictable expenses.

We may attempt to mitigate the risks described above relating to the Repledged Collateral through various means, including continuous monitoring and testing of market conditions, the implementation of technology security protocols, and the maintenance of specified capital ratios to ensure its continued solvency. However, there is no assurance that our attempts to mitigate the risks described above will be successful. If we are not successful in mitigating the risks relating to the Repledged Collateral, we may be unable to remit or be delayed in remitting amounts due to the Platform Counterparty.

We use third-party services in connection with our business, and any disruption to these services could result in disruption to our business, negative publicity and a slowdown in the growth of our users, materially and adversely affecting our business, financial condition and results of operations.

Our business depends on services provided by, and relationships with, various third parties, including digital assets custody providers, exchanges, banks, cloud hosting, server operators, broadband providers, and customer service vendors among others. The failure of any of these parties to perform in compliance with our agreements may negatively impact our business. Additionally, if such third parties increase their prices, or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Any acquisitions, strategic partnerships or joint ventures that we make or enter into could disrupt our business and harm our financial condition.

Acquisitions, strategic partnerships and joint ventures are part of our growth strategy. We may not be successful in identifying acquisition, strategic partnership, and joint venture targets. In addition, we may not be able to successfully finance or integrate, or realize expected benefits from, any businesses, services, or technologies that we acquire or with which we form a strategic partnership or joint venture, and we may lose merchants and customers as a result of any acquisition, strategic partnership, or joint venture. Furthermore, the integration of any acquisition, strategic partnership, or joint venture may divert management’s time and resources from our core business and disrupt our operations.

Our failure to manage our customer funds properly could harm our business.

We expect to hold digital assets belonging to our customers or deposit them with third party custody providers or repledge and rehypothecate them pursuant to a third party facility or transaction. Our ability to manage and account accurately for the assets underlying our customer funds and comply with applicable regulatory requirements requires a high level of internal controls. In addition, we are dependent on the operations, liquidity, and financial condition of third-party custody providers for the proper maintenance, use, and safekeeping of our customers’ assets. As our business continues to grow and we expand our product offerings, we must continue to strengthen our associated internal controls. Any failure to maintain the necessary controls or to manage our customer funds and the assets underlying our customer funds accurately and in compliance with applicable regulatory requirements could result in reputational harm, lead customers to discontinue or reduce their use of our products and result in significant penalties and fines, which could materially harm our business.

The costs and effects of future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

We may be subject to legal, arbitration and administrative investigations, inspections and proceedings arising in the ordinary course of our business or from extraordinary corporate, tax or regulatory events, involving our clients, suppliers, customers, as well as competition, government agencies, tax and environmental authorities, particularly with respect to civil, tax and labor claims. Tax investigations could include investigations into potential tax violations committed by our customers through the use of digital assets. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine, and could harm our reputation regardless of merit or eventual outcome. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us. As a smaller company, the collective costs of litigation proceedings or investigations can be significant and could include judgments or settlements that exceed our insurance policies or indemnity rights or reimbursement of attorneys’ fees, litigation costs and expenses if we do not prevail, all of which would represent a drain on our cash resources, as well as require an inordinate amount of management’s time and attention. Moreover, an adverse ruling in respect of certain litigation or investigations could have a material adverse effect on our results of operation and financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and other foreign jurisdictions. Due to the new and evolving nature of crypto assets and the absence of comprehensive legal guidance with respect to crypto asset products and transactions, many significant aspects of U.S. federal income and foreign tax treatment of transactions involving crypto assets are uncertain Our effective income tax rate could be adversely affected in the future by a number of other factors, including changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. Any alteration of existing IRS and foreign tax authority positions or additional guidance regarding crypto asset products and transactions could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and of our business. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.

Changes in applicable tax regulations or unanticipated tax-related liabilities and costs could have a material adverse effect on our ability to implement our business plans.

We may be subject to obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that change over time. In particular, the applicability of such taxes to digital assets in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits, or increased costs associated with compliance. A successful assertion, by any taxing authority, that we should be collecting sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business.

Our principal stockholder owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our principal stockholder beneficially owns approximately 84% of our common stock assuming no exercise of outstanding options. This stockholder is able to control matters requiring stockholder approval. For example, it is able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this stockholder may not always coincide with your interests or the interests of other stockholders and it may act in a manner that advances its best interests and not necessarily those of other stockholders.

Our management team has limited experience managing a reporting company and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to reporting companies. Our management team may not successfully or efficiently manage a reporting company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Members of our Board of Directors do not have significant experience as directors of a growing internet-based financial services platform.

Members of our Board of Directors have limited experience as directors overseeing the operation of an internet-based financial services platform that is subject to complex regulations and laws. Our Board of Directors may not successfully oversee the management of our operations and growth, risks applicable to our business or our compliance with the complex regulatory environment in which we operate, which could adversely affect our ability to successfully operate and grow our business or increase the risk of our noncompliance with laws and regulations applicable to our business.

The liability of our board of directors is limited.

The corporate law of the State of Nevada limits the liability of our directors and generally provides that directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, subject to certain limited exceptions.

We will incur increased costs as a result of operating as a reporting company, and our management will be required to devote substantial time to new compliance initiatives.

We will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys’ fees, accounting and auditing fees, other professional fees and Sarbanes-Oxley Act of 2002 (“SOX”) compliance costs.

Events outside of our control, for example, the outbreak of the recent coronavirus (“COVID-19”) or the war in Ukraine, could adversely affect our business activities, financial condition and results of operations.

Various events such as, the spread of a highly infectious or contagious virus or disease, such as COVID-19, or the outbreak of an international conflict, could cause severe disruptions in the economies of the United States and other countries, and in turn disrupt the business, activities, and operations of some of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak and the outbreak of the war in Ukraine, have caused significant volatility in the global financial markets. The outbreak of another highly infectious or contagious virus or disease or another conflict, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us. In addition, any disruptions to the business operations of a third party service provider on whom our business depends resulting from business restrictions, quarantines, or restrictions on the ability of personnel to perform their jobs could have an adverse impact on our service providers’ ability to provide services to us.

The extent to which any cataclysmic event will negatively impact our business and results of operations will depend on future developments which are highly uncertain and cannot be accurately predicted. For example, an outbreak of a disease such as COVID-19 raises the possibility of an extended global economic downturn, which could affect the performance of and demand for our products and services and adversely impact our business and results of operations even after the pandemic is contained.

Additionally, such an event could continue to impact employees who may have personal needs to attend to (such as looking after children as a result of school closures or family who become sick) and employees may become sick themselves and be unable to work.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY

Interruption or failure of our information technology and communications systems could impair our operations, which could damage our reputation and harm our results of operations.

Our success and ability to process transactions and provide high quality customer service depend on the efficient and uninterrupted operation of our computer server and information technology systems. The failure of our computer systems and information technology to operate effectively or to integrate with other systems, performance inadequacy, or breach in security may cause interruptions in our operations as well as reputational harm. Any failures, problems, or security breaches may mean that fewer customers are willing to borrow money from us. Factors that could occur and significantly disrupt our operations include system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failure sabotage, terrorist attacks and similar events, software errors, computer viruses, physical or electronic break-ins, and breaches of our customers’ personal information such as passwords or other personal information.

Unauthorized disclosure, destruction or modification of data, including personal information, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.

Our business involves the collection, storage, processing, and transmission of customers’ personal data, including names, addresses, identification numbers and/or bank account numbers. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions and government institutions, have disclosed breaches of their information technology systems, some of which involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. We could be subject to breaches of security by hackers. Breaches may occur by human error, fraud, or malice on the part of employees or third parties or may result from accidental technological failure. Concerns about security are increased when we transmit information. Electronic transmissions can be subject to attack, interception or loss. Also, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated participants, which can impact the confidentiality, integrity and availability of information and the integrity and availability of our products, services and systems, among other effects. Denial of service, ransomware or other attacks could be launched against us for a variety of purposes, including interfering with our services or creating a diversion for other malicious activities. These types of actions and attacks could disrupt our delivery of products and services or make them unavailable, which could damage our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, subject us to lawsuits, fines or sanctions, distract our management, or increase our costs of doing business.

As part of our business operations, we share information with third parties, including commercial partners, third-party service providers and other agents, who collect, process, store, and transmit sensitive data. Given the rules established by the applicable regulations, we may be held responsible for any failure or cybersecurity breaches attributed to these third parties insofar as they relate to information we share with them. The loss, destruction, or unauthorized modification of data of users of our services by us or our third-party service providers and other agents or through systems we provide could result in significant fines, sanctions, and proceedings or actions against us by governmental bodies or third parties, which could have a material adverse effect on our business, financial condition, and results of operations. Any such proceeding or action, and any related indemnification obligation, could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business, or result in the imposition of financial liability.

Our protective measures may not prevent unauthorized access or use of sensitive data. A breach of our system or that of one of our associated participants may subject us to material losses or liability, including payment scheme fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation, or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our products and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines under state and federal laws or regulations or by the payment systems. While we maintain insurance policies specifically for cyber-attacks, a significant cybersecurity breach of our systems or communications could result in payment systems prohibiting us from processing transactions on their systems, which could materially impede our ability to conduct business.

Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that the procedures and controls we employ will be sufficient to prevent security breaches from occurring and we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

The protection of our intellectual property, including our trademarks, any future patents, copyrights, domain names, trade dress, software licensed by us for use in our Platform and trade secrets, is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality agreements with parties with whom we conduct business.

The contractual provisions we enter into with employees, consultants, vendors, and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States, and where mechanisms for enforcement of intellectual property rights may be weak. Any failure to protect or enforce our intellectual property rights adequately, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the software industry increases and the functionalities of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We may be required to enter into litigation to determine the validity and scope of the patents or other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may materially harm our business.

Our ability to obtain insurance to protect against losses affecting our business, including fraud or theft involving digital assets used as collateral for loans we extend, is limited and may not cover losses we experience.

We have very limited insurance coverage available to protect against losses that we may incur, including losses resulting from fraud or theft or loss of digital assets used as collateral for loans. When we hold digital assets with third-party custody service providers we may participate in their insurance coverage, such as cyber and technology errors and omissions. Such insurance coverage may be insufficient to compensate us for losses we incur in connection with our operations. If we are unable to obtain insurance to cover such losses, we would be liable for the full cost associated with them. Further, even if insurance coverage is or becomes available to us, the coverage may not be sufficient to cover the full amount of losses we incur, which could materially harm our business and financial results.

RISKS RELATED TO REGULATION OF OUR INDUSTRY

Our business is subject to extensive government regulation and oversight as well as complex and overlapping rules that frequently change.

Our business and the products we intend to offer are subject to laws, regulations, policies and legal interpretations in the United States and the markets in which we operate, including, but not limited to, those governing credit and lending transactions, collections, securities and commodities transactions, cross-border and domestic money transmission, foreign exchange, privacy, data protection, cybersecurity, consumer protection, digital assets, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. The legal and regulatory requirements which we are subject to involve extensive, complex and frequently changing. These laws and regulations affect our business in many ways, and include regulations relating to:

●	the amount we may charge in interest rates and fees;
●	the terms of our loans (such as maximum and minimum durations), repayment requirements and limitations, maximum loan amounts, refinances and extensions and reporting;
●	underwriting requirements;
●	collection and servicing activity, including initiation of payments from consumer accounts;
●	licensing, reporting and document retention;
●	unfair, deceptive and abusive acts and practices;
●	non-discrimination requirements;
●	disclosures, notices, advertising and marketing;
●	loans to members of the military and their dependents;
●	requirements governing electronic payments, transactions, signatures and disclosures;
●	privacy and use of personally identifiable information and consumer credit reports;
●	anti-money laundering and counter-terrorist financing requirements, including currency and suspicious transaction recording and reporting; and
●	posting of fees and charges.

As we expand into new markets, we must comply with the laws of countries or markets in which we operate. There can be no assurance that our employees, contractors, or agents will not violate such laws and regulations. Any such violation could have a material adverse effect on our Company.

We may extend loans to borrowers located outside of the United States, including in emerging markets, which would subject us to risks and additional laws and regulations.

We currently are lending to borrowers located outside the United States including countries in emerging markets. Developing countries are subject to economic, political and other uncertainties, including changes in monetary, exchange control, trade policies and environmental conditions which may affect their respective overall business environments and, in turn, our ability to originate loans and the ability of borrowers to repay loans. The lending industry in many countries is highly competitive and susceptible to changing individual and entity preferences. Additionally, in emerging markets, the repayment of loans will be subject to certain risks not typically associated with investment in developed economies or markets, such as greater political, legal, regulatory, and economic risk.

If we fail to adhere to applicable laws and regulations, we could be subject to fines, civil penalties and other relief that could adversely affect our business and results of operations.

The governmental entities that regulate our business have the ability to sanction us and obtain redress for violations of these regulations, either directly or through civil actions, in a variety of different ways, including:

●	ordering remedial or corrective actions, including changes to compliance systems, product terms, and other business operations;

●	imposing fines or other monetary penalties, including for substantial amounts;

●	ordering the payment of restitution, damages or other amounts to customers, including multiples of the amounts charged;

●	disgorgement of revenue or profit from certain activities;

●	imposing cease and desist orders, including orders requiring affirmative relief, targeting specific business activities;

●	subjecting our operations to additional regulatory examinations during a remediation period;

●	revocation of licenses to operate in a particular jurisdiction; and

●	other consequences.

Many of the government entities that regulate us have the authority to examine us on a regular basis to determine whether we are complying with applicable laws and regulations and to identify and sanction non-compliance. These examinations and audits increase the likelihood that any failure to comply (or perceived failure to comply) with applicable laws and regulations will be identified and sanctioned, which may include suspension, imposition of fines or revocation of required licenses.

The regulations to which we are subject change from time to time, and future changes, including some that have been proposed and those that subject us to regulation as a bank or other financial institution in non-U.S. jurisdictions, could restrict us in ways that adversely affect our business and results of operations.

The laws and regulations to which we are subject change from time to time, and there has been a general increase in the volume and burden of laws and regulations that apply to us in the jurisdictions in which we operate at all levels of government. We also may be subject to licensing requirements and related compliance obligations under the money transmitter laws of the states in which we operate. For example, in June 2015, the New York State Department of Financial Services (“DFS”) issued its virtual currency regulation, 23 NYCRR Part 200, under the New York Financial Services Law. Under the regulation, businesses are not permitted, in New York or with a New York resident, to receive digital assets as payment, custody digital assets, buy or sell digital assets, or issue digital assets, among other things, without a license issued by the DFS. In addition, money transmission laws vary from state to state, with some states applying money transmission laws to digital assets, in potentially different ways, and others not applying such laws to digital assets. Failure to comply with any such applicable requirements could result in administrative, civil or criminal penalties or other enforcement actions, as well as reputational harm. In addition, we may decide not to, or may not be able to, operate in certain jurisdictions as a result of regulatory or licensing requirements.

Financial services and banking laws and regulations are subject to ongoing review and revision, including changes in response to global regulatory trends. State, federal and foreign governments have been actively considering new banking laws and regulations, and revising existing laws and regulations, particularly in relation to the regulation of non-bank financial institutions, interest rate regulations, capital adequacy and accounting standards. We expect that the interest in increasing the regulation of our industry will continue and that we will be subject to varying rules depending on the state or the country. It is possible that future laws and regulations will be enacted and will adversely affect our pricing, product mix, compliance costs or other business activities in a way that is detrimental to our results of operations. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may result in changes to our business, as well as increased costs, and supervision and examination for ourselves and our agents and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services.

Any legislative or regulatory action, including the initiation of a proceeding relating to one or more allegations or findings of any violations of laws, and any required changes in our operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue certain business opportunities, increase the level of reserves we are required to maintain or capital adequacy requirements, affect the value of assets that we hold, require us to increase interest rates or other fees and, therefore, reduce demand for our products, impose additional costs or otherwise adversely affect our business. Such actions and proceedings may also impair our ability to collect payments on loans, originate additional loans or result in the requirement that we pay damages and/or cancel the balance or other amounts owing under loans associated with such actions and proceedings.

Judicial decisions could potentially render our arbitration agreements unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve most customer disputes through individual arbitration rather than in court. Our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. There is always a risk, however, that a court would deny arbitration based upon facts presented by one or more consumers opposing the arbitration or that laws could change that might limit or restrict our ability to enforce the arbitration provisions in our loan agreements, in which case we would be forced to litigate disputes and may be subject to class action liability. In addition, we may be subject to public injunctive relief claims by borrowers in California, which have the potential to broadly affect a company’s business operations, much like a class-wide injunction.

Our use of pre-dispute arbitration provisions will remain dependent on whether courts continue to enforce these provisions. If our arbitration agreements were to become unenforceable for some reason, we could experience an increase in our costs to litigate and settle customer disputes and our exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

Class action and administrative proceedings directed towards our industry or us may have a material adverse impact on our results of operations, cash flows and financial condition.

We may be involved in proceedings, lawsuits or other claims. Other companies in our industry have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of consumer loans. We could be adversely affected by interpretations of state, federal, foreign and provincial laws in those legal and regulatory proceedings, even if we are not a party to those proceedings. We anticipate that lawsuits and enforcement proceedings involving our industry, and potentially involving us, will continue to be brought in the future.

We may incur significant expenses associated with the defense or settlement of lawsuits, the potential exposure for which is uncertain. The resolution of legal or regulatory proceedings, whether by judgment or settlement, could force us to refund fees and interest collected, refund the principal amount of advances, pay damages or other monetary penalties or modify or terminate our operations in particular local, state, provincial or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention from our senior officers and other management personnel that would otherwise be spent on other aspects of our business, and requires the expenditure of substantial amounts for legal fees and other related costs. Additionally, an adverse judgment or settlement in a lawsuit or regulatory proceeding could in certain circumstances provide a basis for the termination, non-renewal, suspension or denial of a license required for us to do business in a particular jurisdiction (or multiple jurisdictions). A sufficiently serious violation of law in one jurisdiction or with respect to one product could have adverse licensing consequences in other jurisdictions and/or with respect to other products. Thus, legal and enforcement proceedings could have a material adverse effect on our business, future results of operations, financial condition and ability to service our debt obligations.

We are subject to anti-corruption, anti-bribery and anti-money laundering laws and regulations.

We are subject to various anti-corruption, anti-bribery and anti-money laundering laws and regulations that prohibit, among other things, our involvement in improper payments to public officials for the purpose of obtaining advantages or in transferring the proceeds of criminal activities. We continue to review and update programs designed to comply with legal and regulatory requirements. However, any errors, failures, or delays in complying with anti-corruption, anti-bribery and anti-money laundering laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm.

The main laws in the U.S. regarding anti-money laundering are the Bank Secrecy Act and the USA Patriot Act of 2001. These laws require financial institutions to maintain an anti-money laundering compliance program covering certain of our business activities. The program must include: (1) the development of internal policies, procedures and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. If we are not in compliance with U.S. or other anti-money laundering laws, we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Any investigation of any potential violations of anti-money laundering laws by U.S. or international authorities could harm our reputation and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Regulators may increase enforcement of these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor our transactions. Regulators regularly reexamine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow could harm our business.

GENERAL RISKS RELATED TO DIGITAL ASSETS

The prices of digital assets are extremely volatile.

Fluctuations in the price of digital assets could significantly affect the value of the digital assets that we hold, including treasury assets and collateral securing loans. The price of digital assets is affected by many factors beyond our control. In addition, a decrease in the price of one digital asset may cause volatility in the entire digital asset industry.

The regulatory regime governing digital assets is still developing, and regulatory changes or actions may alter the nature of an investment in digital assets or restrict the use of digital assets in a manner that adversely affects our business plans.

The regulation of digital assets and digital asset exchanges are currently under-developed and likely to rapidly evolve and vary significantly among U.S. and non-U.S. jurisdictions and are subject to significant uncertainty. As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal while others have allowed their use and trade. Various legislative and executive bodies in the United States, and other countries, are, or are considering, enacting laws, regulations, guidance, or other actions, which could adversely impact our Company and the value of the digital assets we hold as collateral. Our failure to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including criminal and civil penalties and fines against our Company.

The development and acceptance of transactions in digital assets are subject to a variety of factors that are difficult to evaluate.

The use of digital assets to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the continued and growing use of digital assets is highly uncertain. If the development or acceptance of digital assets were to slow or stop, it could have a material adverse effect on our business. Factors that could affect the expansion or contraction of the use of digital assets and our related business plans, include, but are not limited to:

●	continued worldwide growth in the adoption and use of digital assets;
●	governmental and quasi-governmental regulation of digital assets and their use, or restrictions on or regulation of access to and operation of digital asset systems;
●	the maintenance and development of software and technology on which many digital assets are dependent;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets (whether in the U.S. or elsewhere); and
●	negative consumer sentiment and perception of digital assets in general.

We cannot predict with certainty any outcome regarding use of digital assets, and any of the above factors may have a material adverse effect on our business.

Digital assets, might be used for illegal or improper purposes, which could expose our Company to liability and harm its business.

Digital assets, including the digital assets we hold as treasury assets and as collateral for our loans, may be susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, and other online misconduct. Borrowers may also try to access a loan for illegal or improper purposes or try to provide stolen digital assets as collateral for a loan. To the extent any of these illegal or improper activities occur outside the United States, our remedies may be significantly limited or nonexistent. Despite measures we intend to take to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will stop all illegal or improper uses of digital assets we hold. The value of our business could be harmed if borrowers use funds obtained from us for illegal or improper purposes. It may also impair our ability to foreclose on digital assets we hold as collateral in the event of a defaulting loan or margin call under a loan.

Incorrect or fraudulent digital asset transactions may be irreversible.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. Such events on a large enough scale would have a material adverse effect on our operations.

Digital assets are subject to risks of uninsured losses.

Unlike bank accounts or accounts at some other financial institutions, digital assets are uninsured unless you obtain private insurance. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Federal Deposit Insurance Corporation or SIPC and we have not arranged private insurance, to offer recourse to holders with respect to digital assets we hold as collateral. Therefore, any lending transactions are made at the risk of the borrower.

The use of digital asset derivatives can introduce additional market and regulatory risk.

We may use instruments referred to as derivatives, which are financial instruments that derive their value from one or more assets, in our case cryptocurrencies including Bitcoin. We may use derivatives for speculative purposes to seek to enhance returns. The use of a derivative is speculative if we are primarily seeking to achieve gains, rather than offset the risk of other positions. To the extent we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost, and the potential for loss in certain cases may be unlimited.

Digital asset derivatives are a developing market and may be traded on unregulated or offshore exchanges. Regulatory changes or actions may alter the nature of an investment in digital asset derivatives or restrict the use of digital asset derivatives or the operations of the exchanges on which digital asset derivatives trade in a manner that adversely affects the price of digital asset derivatives, which could adversely impact the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We share office space at 51 JFK Parkway Suite 135, Short Hills, NJ 07078 with Exworth Management LLC at a rate of approximate $1,800 per month. For the reporting period ended on December 31, 2022, this rent expense was paid by Exworth Management LLC at no cost to us. This arrangement could change or terminate at any time.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. Our common stock is subject to quotation on the OTC Pink marketplace under the symbol STQN. The following table shows the quarterly high and low bid prices during the years ended December 31, 2022 and 2021 as reported by Bloomberg, LP. These prices reflect inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2022
First Quarter	$1.28	$0.5126
Second Quarter	1.28	0.40
Third Quarter	2.00	0.40
Fourth Quarter	1.12	0.45
Year Ended December 31, 2021
First Quarter	$0.282	$0.166
Second Quarter	0.2078	0.18
Third Quarter	1.10	0.2078
Fourth Quarter	0.401	0.40

As of February 16, 2023, there were approximately 58 holders of record and 80 beneficial owners of our common stock

Dividend Policy. We have never declared a dividend and anticipate that we will not pay any cash dividends at any time in the foreseeable future.

The Company does not have an equity compensation plan.

The Company did not repurchase any equity securities during the fiscal year ended on December 31, 2022.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual incomes exceeding $0.20 million individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Recent Sales of Unregistered Securities

In consideration of services rendered, on August 31, 2022, we issued warrants to purchase 37,129 shares of common stock to Mr. John P. O’Shea, warrants to purchase 112,137 shares of common stock to Mr. Jonathan Braun and warrants to purchase 734 shares of common stock to Mr. Marika Tonay. The warrants are exercisable for a period of five years at a price of $1.20 per share.

In connection with the organization of Exworth Union, Exworth Management made a capital contribution of $100 for which it received 1,000 shares of Exworth Union’s common stock in March 2022. In June 2022, Exworth Union issued 100 shares of its common stock to World Class Global Technology PTE LTD. at a price of $3,500 per share.

On August 31, 2022, Exworth Management purchased an aggregate of 2,013,000 shares of our common stock in private transactions with then shareholders of the Company, representing 74% of the shares of common stock then outstanding. On December 22, 2022, we issued 3,600,000 shares of our common stock to Exworth Management and 360,000 shares of our common stock to World Class Global Technology PTE. LTD. pursue to the Merger Agreement whereby we acquired Exworth Union.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward- looking statements.

Overview

Effective December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) whereby we acquired all of the outstanding shares of Exworth Union and it became our wholly-owned subsidiary. Immediately prior to consummation of the Merger Agreement Exworth Management owned 74% of our outstanding shares of common stock and 91% of the outstanding shares of Exworth Union. Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income. The transaction effected through the Merger Agreement was accounted for as a reverse recapitalization. Exworth Union was determined to be the accounting acquirer and we, Strategic, were treated as the acquired company for financial reporting purposes

The discussion below pertains to our financial results for the period commencing March 16, 2022, the date Exworth Union was formed and ending December 21, 2022. For a discussion and analysis of our financial condition and results of operations prior to the formation of Exworth Union please refer to filings made with the U.S. Securities and Exchange Commission before consummation of the Merger Agreement.

Exworth Union, a Delaware corporation, was formed on March 16, 2022. It provides loans that are collateralized by digital assets including Bitcoin and will accept other types of alternative collaterals such as eCommerce account receivables, recursive payments of subscriptions, IP and copyrights, though the only form of collateral that has been accepted to date is Bitcoin. The target customers are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no access to obtain credit lines or business loans from conventional financial institutions. We provide term loans, up to two years, to these individuals and commercial enterprises.

Results of Operations

Revenue

Interest income, our major source of income, was $25,203 for the period ended December 31, 2022. As of December 31, 2022, we have 1 loan in our loan portfolio, a consumer loan secured by Bitcoin. The LTV ratio of our loan portfolio as of December 31, 2022 was 83%. The LTV ratio has as high as 87% and as low as 56% during the period from inception of the loan to December 31, 2022. On certain days in November 2022, our LTV ratio rose above 85% but the ratio dropped below 85% on the next trading day. As the LTV recovered within the agreed upon grace period, no margin call was made.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended December 31, 2022 were $161,574, primarily legal and professional expenses related to the consummation of the Merger Agreement and legal and professional expense related to initialize our loan business. We expect our legal and professional expenses to increase as we are no longer a shell company.

Fair Value Adjustment on Repledged Collateral

Fair value adjustment on repledged collateral for the year ended December 31, 2022 was $505,154, which was attributable to the decline in the price of repledged Bitcoin during the period. Under loan agreements with borrowers, we may, from time to time, repledge certain collateral with financial partners for capital management purposes. We regularly monitor such repledging transactions as well as the credit standing of our financial partners in order to maintain sufficient available capital.

Interest Expense

Interest expense for the period ended December 31, 2022 was $15,911, incurred pursuant to a master loan agreement we entered with a U.S. based lender. The loan has a term of 24 months with quarterly interest-only payments with principal to be paid at maturity. No margin call was initiated by our lender during the period from inception of the loan to December 31, 2022.

Amortization of Loan Origination Fee

Our lender charged a 1% origination fee of the principal amount that we borrowed. The origination fee was deducted from the loan principal and will be amortized evenly through the loan term. Total amortization of loan origination fee for the period ended December 31, 2022 was $3,182.

Net Income

Our net income was $248,672 for the period ended December 31, 2022, which was primarily driven by the decline in the price of the Bitcoin that we pledged to our lender. Among the more significant factors that may cause our net income to vary from period to period are: 1) the number of loans; 2) the interest rates that we charge our borrowers; 3) the interest rate that we pay to our lenders; 4) the fair market value of collateral held by us or pledged to our lenders; and 5) The allowance for loan loss of our loans.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $241,727. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. To date, we have financed our operations through a private placement of equity raising approximately $350,000. We also entered into a master loan agreement with a U.S. based lender. The loan is non-recourse and collateralized by pledging our customers’ collateral. The balance on the loan as of December 31, 2022 is $1,377,872, net of unamortized origination fee of $10,704 and collateralized with 100 Bitcoins.

In assessing our liquidity, we monitor and analyze our cash-on-hand, operating and capital expenditure commitments. We believe our current working capital is sufficient to support our operations for the next twelve months. However, if we are unable to raise additional capital, we may not be able to execute our business plan. We will use our limited personnel and financial resources in connection with developing our business plan, including developing a proprietary software platform, issuing equity or debt securities, or obtaining additional credit facilities. The issuance and sale of additional equity would result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We have no commitments for the purchase of our equity and, should we need to raise capital, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

There are no limitations in our certificate of incorporation on our ability to borrow funds or raise funds through the issuance of capital stock to fund our working capital requirements. Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of capital stock required to facilitate our business plan may have a material adverse effect on our financial condition and future prospects, including the ability to fund our business plan. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Cash Flow

The following summarizes key components of our cash flows for the year ended December 31, 2022:

Net cash (used in) operating activities	$(1,493,374)
Net cash (used in) investing activities	-
Net cash provided by financing activities	1,735,101
Net increase in cash	241,727
Cash, beginning	-
Cash, ending	$241,727

Operating Activities

Cash used in operating activities resulted primarily from operating expenses for the operation of our digital asset-backed loan business as well as general and administrative expenses. Net cash used in operating activities was $1,493,374 for the year ended December 31, 2022. Cash consumed in operations reflects our net income of $248,672, less non-cash items including a fair value adjustment on repledged collateral of $505,154, increases in interest receivable of $11,456 and loan receivable of $1,374, 691, offset by deferred income tax expense of $101,018 and changes in accounts payable and accrued expenses of $45,055.

Investing Activities

There were no investing activities during the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $1,735,101 for the year ended December 31, 2022, consisting of proceeds from the issuance of a note payable of $ 1,374,690 and sales of Exworth Union’s common stock of $350,100 in private placements in June 2022, and a recapitalization for reverse merger amounting to $10,311.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” on page F-1 of this report.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed by a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022, with the following aspects being noted as the potential material weakness: due to the lack of an oversight committee, insufficient accounting personnel for appropriate segregation of duties and a lack of personnel with familiarity with U. S. generally accepted accounting principles.

This Annual Report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS， EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The following is a list of directors and executive officers of the Company as of December 31, 2022, their ages and positions within our Company.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Title
John P. O’Shea	66	President and Director
Dr. Yuanyuan Hang	43	Treasurer, Secretary and Director
Dr. Wei Huang	43	Director

John P. O’Shea, 66, has been our President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently serving as Chairman, CEO and a Director. Previously, from 2007 to 2017, he was a non-executive director of BlueRock Energy Holdings, Inc. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati. Mr. O’Shea serves as our Principal Executive Officer for purposes of the Sarbanes-Oxley Act of 2002.

Dr. Yuanyuan Huang, 43, became a director of our Company and our has Secretary and Treasurer on August 31, 2022. Mr. Huan has been a managing partner of Exworth Management LLC, a private investment firm, since January, 2021. He has also served as the Managing Member of Fundin, LLC, a consulting firm providing information technology consulting services, since 2018. From August 2019 to September 2022, Dr. Huang served as a director and the CFO/COO of UTXO Acquisition Inc., a special purpose acquisition company, and from October 2021 to November 2022, he was VP of Business Development at Roxe Group Inc., a fintech company. From October 2018 to September 2020, Dr. Huang served as a Venture Partner of Efund City LLC, a fintech company, and was a member of the Investment Committee of Efund City Metro Income Fund LLC, a real estate investment company. From 2008 to 2018, Dr. Huang e worked at several boutique brokerage firms. Dr. Huang holds a Ph.D. in Physics from the College of William and Mary and a master’s degree in Finance from George Washington University. Mr. Huang serves as our Principal Financial Officer for purposes of the Sarbanes-Oxley Act of 2002.

Dr. Wei Huang, 43, became a director of our Company on August 31, 2022. Mr. Huan has been a managing partner of Exworth Management LLC, a private investment firm since January 2021. He has served as the CTO of Cogobuy Group, an e-Commerce company since 2018 and was the founder of BlockIoT, a cloud tech company. From August 2019 to September 2022, he served as the Chairman and CEO of UTXO Acquisition Inc., a special purpose acquisition company. In 2017 he founded Board of Dake Data, LTD, a Shenzhen-based company with a proprietary AI, Blockchain and Cloud computing solution, which he continues to serve as Chairman of the Board. From 2013 to 2018, Dr. Huang worked at ION Geophysical as a technical advisor for various oil and gas projects. Dr. Huang holds a bachelor’s degree from the University of Science and Technology of China, a master’s degree in mathematics from the University of Wisconsin and a PhD degree in Geophysics from the University of Houston. Dr. Huang has published more than a dozen papers and holds two international patents.

Directors are elected to serve until the next annual meeting of shareholders and their successors are duly elected and qualified, or their earlier death, resignation or removal. Officers are elected to serve until their successors are duly elected and qualified, or their earlier death, resignation or removal.

There are no agreements or understandings between or among any of our executive officers or directors and any other person with respect to the election of directors or any other matter.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors.

Board Committees

Since our common stock is quoted in the OTC Pink Market, we are not required by the rules of any securities exchange to establish an audit committee with a financial expert, a compensation committee or a nominating and corporate governance committee or committees performing similar functions. However, our new management plans to form audit, compensation and nominating and corporate governance committees in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls; that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers; that the nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors. We also plan to appoint an individual qualified as an audit committee financial expert.

We do not have a charter governing the nominating process. The members of our Board of Directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Company’s officers, directors and beneficial owners of more than 10% of its common stock is in compliance with Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics was previously included as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. We will also provide a copy of our code of ethics, without charge, to any person who requests it by contacting us via mail, telephone or facsimile transmission.

Insider Trading Policy

Effective January 26, 2023, we adopted a new insider trading policy that applies to all our officers, directors, employees and others who have, or may have, access to material non-public information. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to Strategic Acquisitions, Inc.

ITEM 11. EXECUTIVE COMPENSATION

During the years ended December 31, 2022 and 2021, we did not pay any cash salary or bonus to any of our officers or director fees to our directors. Each of our officers and directors may from time to time be reimbursed for out-of-pocket expenses incurred on our behalf. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee. Its officers, John O’Shea and Yuanyuan Huang, and director Wei Huang, participate in deliberations of the board of directors concerning executive officer compensation.

The compensation information in the below table reflects amounts paid during the fiscal years ended December 31, 2022 and 2021. Because Exworth Union was formed in March 2022, there was no activity to report for the year ended December 31, 2021, with respect to its officers and directors. The table reflects amounts paid to our officers and directors, and Marika Tonay, who served as our Secretary/Treasurer until his resignation on August 31. 2022, and Johnathan Braun, who was a director prior to his resignation on August 31, 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (1) ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John O’Shea	2022	-	-	-	14,456	-	-	-	-
President	2021	-	-	-	-	-	-	-	-

Marika Tonay, Former Secretary and Treasurer	2022	-	-	-	286	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Jonathan Braun
Former Chairman	2022	-	-	-	43,658	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Yuanyuan Huang Secretary, Treasurer and Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Wei Huang Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

(1)The Company issued an aggregate of 150,000 warrants to purchase shares of common stock to John P. O’Shea, Marika Tonay and Jonathan Braun in consideration for their services. The 37,129 warrants issued to John P. O’Shea, the 734 warrants issued to Marika Tonay, and the 112,137 warrants issued to Jonathan Braun had a fair value as of the date of grant of $14,456, $286 and $43,658, respectively. The warrants vested immediately and are exercisable for a period of 5 years from issuance at an initial purchase price of $1.20 per share, subject to adjustment and registration rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our common stock as of February 16, 2023 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. As of February 16, 2023, we had outstanding 6,675,000 shares of our Common Stock and warrants to purchase 150,000 shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of February 16, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Shareholder	Amount and Nature of Beneficial Ownership			Percent of Common Stock
Exworth Management LLC	5,613,000			84.1%
World Class Global Technology LLC	360,000			5.4%
Directors and Executive Officers: John P. O’Shea	170,365	(1)		2.5%
Dr. Yuanyuan Hang		(2)
Dr. Wei Huang
All directors and executive officers as a group	170,365	(1)	(2)	2.5%

(1)	Includes 18,565 shares of common stock that may be acquired upon exercise of warrants at a price of $1.20 per share.
(2)	Dr. Yuanyuan Huang and Dr. Yuanyuan Huang each serves as a Manager of Exworth Management and disclaims any ownership of the 5,613,000 shares of our Company held by Exworth Management.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On December 22, 2022, in connection with the consummation of the Merger Agreement we issued 3,600,000 to Exworth Management, an entity managed by the Company’s Directors Yuanyuan Huang and Wei Huang.

On August 31, 2022, in several private transactions, Exworth Management purchased an aggregate of 2,013,000 shares of our common stock from the former owners of such shares for an aggregate of $650,005. Upon formation of Exworth Union, for consideration of $100, Exworth Management purchased 1,000 shares of the common stock of Exworth Union, which were subsequently converted into 3,600,000 shares of our common stock pursuant to the Merger Agreement, and for consideration of $350,000, World Class Global Technology PTE. LTD. purchased 1,000 shares of the common stock of Exworth Union, which were subsequently converted into 360,000 shares of our common stock pursuant to the Merger Agreement.

Effective December 1, 2022, Exworth Union and Exworth Management entered into an Exclusive Platform License and Services Agreement confirming their previous oral agreement with respect to Exworth Union’s right to use and further develop the technology platform developed by Exworth Management. Pursuant to the Agreement. Exworth Union, as licensee, shall pay an annual licensing fee of $10,000. In addition, we shall pay to Exworth Management all third-party and out-of-scope service fees incurred by it with our prior approval in connection with its provision of the Platform pursuant to the license agreement, including fees for third party materials, electricity, location services, and fees charged by hosting vendors.

Promoters and Certain Control Persons

Exworth Management acquired control of our Company on August 31, 2022 as a result of its acquisition of shares of our common stock in the private transactions described above. Yuanyuan Huang and Wei Huang, two executive managers of Exworth Management, became directors of our Company on such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The following table presents the fees for professional audit services by Berkower LLC for the audit of our annual financial statements and review of our annual report on Form 10-K for the year ended December 31, 2021, and for the review of our quarterly reports on Form 10-Q during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees	$6,000	$11,000

On December 22, 2022, we engaged Michael Studer CPA as our new independent registered auditor to audit our annual financial statements and review our annual report on Form 10-K for the year ended December 31, 2022, for which he will be paid $20,000. Mr. Studer had previously been paid $30,000 to audit the financial statements of Exworth Union for the period from the inception of Exworth Union to September 30, 2022.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See Part II, Item 8

(2)	Financial Statement Schedules – None

(3) Exhibits. The following exhibits are filed with this report or incorporated by reference:

EXHIBIT LIST

Exhibit
Number	Description

2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 23, 2022)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-SB filed January 18, 2002)

3.3	By-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-SB filed January 18, 2000)

4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 23, 2022)

10.1	Master Loan Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 23, 2022)

10.2	Master Pledge Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 23, 2022)

10.3	Addendum to Master Loan Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 23, 2022)

14.1	Code of Ethic (incorporated by reference to Exhibit 14.1 to Form 10-KSB filed April 13, 2006)

14.2*	Insider Trading Policy

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 8-K filed December 23, 2022)

31.1*	Certificate of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certificate of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: March 7th, 2023	By:	/s/ YUANYUANHUANG
YUANYUAN HUANG
Treasurer and Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	March 7, 2023
John P. O’Shea	(Principal Executive Officer)

/s/ YUANYUAN HUANG	Secretary, Treasurer, Director	March 7, 2023
Yuanyuan Huang	(Principal Financial Officer)

/s/ WEI HUANG	Director	March 7, 2023
Wei Huang

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from March 16, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2022 and the results of their operations and cash flows for the period from March 16, 2022 (inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C. (PCAOB ID 822)

Freeport, New York

March 7 2023

We have served as the Company’s auditor since 2022.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2022

December 31,
2022
Assets
Cash	$241,727
Collateral receivable due from lender	2,158,254
Loan receivable	1,374,691
Accrued interest receivable	11,456
Total assets	$3,786,128

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$30,055
Due to related party (noninterest bearing, due on demand)	15,000
Note payable, net of unamortized origination fee of $10,704	1,377,872
Digital asset collateral due to customer	1,653,100
Deferred income tax liability	101,018
Total liabilities	3,177,045

Shareholders’ Equity
Common stock, $$0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of December 31, 2022	6,675
Additional paid-in capital	353,736
Retained earnings	248,672
Total shareholders’ equity	609,083
Total liabilities and shareholders’ equity	$3,786,128

The accompanying notes are an integral part of these financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 16, 2022 (INCEPTION) TO DECEMBER 31, 2022

From March 16, 2022 (Inception) to December 31, 2022

Revenues
Interest income	$25,203
Total revenues	25,203

Operating expenses
Selling, general and administrative expenses	161,574
Total operating expenses	161,574
Loss from operations	(136,371)

Other income, net
Fair value adjustment on repledged collateral	505,154
Interest expense	(15,911)
Amortization of loan origination fee	(3,182)
Total other income, net	486,061

Income before income taxes	349,690
Income taxes	101,018

Net income	$248,672

Net income per share - basic and diluted	$0.04
Weighted average shares outstanding - basic and diluted	6,675,000

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 16, 2022 (INCEPTION) TO DECEMBER 31, 2022

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 16, 2022 (inception)	-	$-	$-	$-	$-
Sale of Common Stock	3,960,000	3,960	346,140	-	350,100
Net assets of strategic Acquisitions, Inc. (accounting acquiree in connection with reverse acquisition by Exworth Union Inc) at December 22, 2022	2,715,000	2,715	7,596	-	10,311
Net income	-	-	-	248,672	248,672
Balance at December 31, 2022	6,675,000	$6,675	$353,736	$248,672	$609,083

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 16, 2022 (INCEPTION) TO DECEMBER 31, 2022

From March 16, 2022 (Inception) to December 31, 2022
Cash flows from operating activities:
Net income	$248,672
Adjustments to reconcile net income to net cash used in operating activities:
Fair value adjustment on repledged collateral	(505,154)
Deferred income tax expense	101,018
Amortization of loan origination fees	3,182
Changes in operating assets and liabilities:
Interest receivable	(11,456)
Accounts payable and accrued expenses	30,055
Net cash used in operating activities	(1,33,683)

Cash flows from investing activities:
Cash received in connection with reverse acquisition of Strategic Acquisition, Inc.	10,311
Loan receivable	(1,374,691)
Net cash used in investing activities	(1,364,380)

Cash flows from financing activities:
Net proceeds from note payable	1,374,690
Proceeds from sale of common stock	350,100
Proceeds from loan from related party	15,000
Net cash provided by financing activities	1,739,790

Net change in cash and cash equivalents	241,727

Cash, beginning of period	-
Cash, end of period	$241,727

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	8,679
Income taxes	-
Non-cash investing and financing activities
Non-cash collateral receivable due from lender and repledged collateral due to customer	$2,158,254

The accompanying notes are an integral part of these financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2022 (INCEPTION) TO DECEMBER 31, 2022

Note 1 - Organization and Nature of Operations

Organization

Strategic Acquisitions, Inc. (“STQN”) was organized January 27, 1989 under the laws of the State of Nevada. On November 29, 2022, STQN incorporated a subsidiary, STQN Sub, Inc. (“STQN Sub”). Since inception to December 22, 2022, STQN did not engage in any business activities other than organizational efforts, the sale of stock, and the evaluation of potential acquisition targets with active business operations.

Effective December 22, 2022, STQN completed a reverse acquisition of Exworth Union Inc (“Union”) (the “Transaction”) through a share exchange with the two shareholders of Union. To complete the Transaction, STQN issued a total of 3,960,000 shares of STQN common stock (representing 59.3% of STQN’s issued and outstanding common stock after the Transaction) to the two shareholders of Union in exchange for 1,100 shares of Union’s common stock, representing 100% of Union’s issued and outstanding common stock. As a result of the Transaction, STQN now owns all of the issued and outstanding common stock of Union, the surviving company of the merger between STQN Sub and Union. Prior to the Transaction, Exworth Management LLC (“Exworth Management”) owned 91% of the outstanding common stock of Union and approximately 74% of the outstanding common stock of STQN.

The Transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, STQN was treated as the “acquired” company for financial reporting purposes and Union was determined to be the accounting acquirer based on the terms of the Transaction and other factors including: (i) Union’s stockholders having a majority of the voting power of the combined company and (ii) the operations of Union comprising all of the ongoing operations of the combined entity. Operations prior to the Transaction are those of Union.

Subsequent to the Transaction, the Company conducts its operations through Union, a Delaware corporation, which was formed on March 16, 2022. Union provides loans that are collateralized by digital assets such as Bitcoin and will accept as collateral other types of alternative assets such as eCommerce accounts receivable, recursive payments of software as service (SAAS) subscriptions, IP and copyrights.

STQN and Union are collectively referred to as the “Company”.

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of December 31, 2022, the only digital asset the Company accepted as collateral was Bitcoin. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

The Company originates U.S. dollar denominated loans and offers loans to both individual and business borrowers who own digital assets and desire to borrow against such digital assets rather than selling them. Borrowers that receive loans from the Company are required to transfer a specified value of digital assets to the Company to be held as collateral and security for the repayment of the loans. Upon maturity and repayment of a borrower’s loan, the digital asset collateral is returned to the borrower.

Also, under the loan agreements with borrowers, the Company has the right to repledge collateral to secure transactions, including loans that the Company maintains with third parties for capital management purposes and market neutral trading strategies to generate investment returns. See Note 6 – Notes Payable for a description of these loan arrangements.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of STQN and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove a majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include calculations of the fair values of repledged borrowers’ digital asset collateral and the allowance for loan losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of December 31, 2022, the Company had no uninsured balances on deposit at banks.

Borrower Collateral and Custody Assets

The Company requires loans to have certain collateral levels at origination and throughout the term of the loan. The loan agreement with each borrower specifies that the borrower transfers and assigns to the Company the collateral together with all rights and interests attached or accruing thereto (including without limitation accrued dividends and distributions declared, made or paid after the relevant date of delivery). Borrowers deposit the collateral into a 3rd party designated custody wallet address that is under the control of the Company. Although the Company maintains control of the collateral, according to the loan agreement entered between each borrower and the Company, the borrower has the unilateral ability to cause the Company to return the collateralized digital assets upon full repayment of the loan, related borrower fees and other applicable fees at maturity. As a result, the transfer of digital assets by a borrower does not qualify as a sale and as such they are not included in the financial statements of the Company.

When a transfer of digital assets does not qualify as a sale, the transfer is to be accounted for as a secured borrowing with a pledge of collateral in accordance with FASB ASC 310, Receivables (“ASC 310”). When the collateral is repledged by the Company to a lender, the Company records the collateral at fair value as “Collateral receivable” and “Digital asset collateral due to customers” on the Balance Sheet. The repledged collateral is remeasured at period end, with the change in fair value captured in the fair value adjustment on repledged collateral within the Statement of Operations.

Allowance for Loan Losses

FASB ASC 310, Receivables (“ASC 310”) and ASC 450-20, Contingencies – Loss Contingencies (“ASC 450”) address evaluating loan losses and impairments in loan portfolios. A company should recognize an allowance for loan losses when it is probable that the company will be unable to collect all amounts due, including both the contractual borrower fee and principal payments under the loan agreement. Based on current information and events, if it is probable that a loan loss has been or will be incurred and the amount of the loss can be reasonably estimated, a loan loss should be recorded.

The process for determining the amount of the allowance requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of borrowers to repay their loans. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of a company’s finance receivables and loan portfolio, changes to a company’s loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of control, may require an increase in the allowance for loan losses.

Borrower Fees

The Company offers U.S. Dollar loans collateralized by digital assets to a broad range of customers and generates revenue from interest income and fees earned on loans. Revenue derived from borrower fees on loans is outside the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”) and is recognized ratably over the life of the loan. The applicable borrower fee rates for loans will vary based on several factors including the originating loan-to-value ratio, loan duration and jurisdiction. Liquidation handling fees, late fees, stabilization fees, or conversion fees may apply in the case of a collateral sale and are recognized at the time the liquidation, late payment, stabilization, or conversion occurs.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”), which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities at currently enacted tax rates. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that tax position. The second step is to measure a tax position that meets the more likely than not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent period in which the threshold is met. The Company will continue to monitor its tax positions in the applicable jurisdictions and adjust this liability accordingly. The Company has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no uncertain tax positions related to federal and state income taxes existed as of December 31, 2022.

Earnings per Share

Basic net income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding during the relevant period. Diluted net income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding and dilutive securities (such as stock options, warrants and convertible debt) outstanding during the relevant period. Diluted securities having an anti-dilutive effect on dilutive net income (loss) per share are excluded from the calculation.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of the allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard is effective for the Company for fiscal years beginning after December 15, 2022. The adoption of ASU 2019-12 is not expected to have a significant effect on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is part of the FASB’s initiative to reduce complexity in accounting standards. The proposed ASU eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. The implementation of this new standard applies to annual reporting periods beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2022, for Emerging Growth Companies. The adoption of ASU 2019-12 did not have a significant effect on the Company’s financial statements.

Note 3 - Fair Value Measurement

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.

Level 2 – Valuations based on quoted prices, other than those in Level 1, for identical assets or liabilities in markets that are not active or for similar assets and liabilities for which significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, due to related party, note payable, and digital asset collateral due to customer. The fair values of cash and cash equivalents, accounts payable and accrued expenses, due to related party, and note payable approximate their stated amounts because of the short maturity of these financial instruments.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Company.

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3
Liabilities
Digital asset collateral due to customer	$-	$1,653,100	$-

The Company determined the fair value per Bitcoin to be $16,531 on December 31, 2022, using the price provided at 8:00 p.m., New York Time by the Digital Asset Exchange Market considered to be the Company’s principal market (Fed Reserve Coinbase Bitcoin).

Note 4– Collateralized Loans Receivable and Allowance for Loan Losses

As of December 31, 2022, the Company had one loan receivable in the principal amount of $1,374,691. The receivable bears interest at 4% per annum, is due in July 2024, and is secured by 100 Bitcoins.

At the time of origination, loans are secured and over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of December 31, 2022, the only digital asset the Company accepted as collateral was Bitcoin. Borrowers make principal payments at maturity and make interest payments quarterly. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s collateral wallet (the “The Company’s Custody Wallet”) and funds are disbursed to the borrower’s bank account. During the term of the loan, the Company may repledge a borrower’s collateral and move it out of the Company’s Custody Wallet. Total borrower collateral repledged of $1,653,100 is presented at fair value on the Balance Sheet as of December 31, 2022. During the term of the loan, borrowers are required to maintain a certain level of loan to value (“LTV”) ratio, which is the loan amount divided by real time fair value of the collateral. If at any time the LTV reaches the LTV margin call level, borrowers are required to deposit additional collateral with the Company so that the LTV drops to the required level. According to its loan agreements, the Company has the ability to sell or liquidate a borrower’s collateral assets to repay its loan principal if a margin call is not cured as required under the contractual terms. If the threshold for collateral liquidation is surpassed, the Company may liquidate a portion or all of the collateral assets. The liquidation handling fee is generally 2.00% of the principal amount of the loan. Since inception, the Company has not received any liquidation fees.

The Company does not recognize its digital asset-backed loans extended as sale transactions as defined by FASB ASC 860. Upon the maturity of a digital asset-backed loan, the Company expects to receive back the borrowed amount it originally extended as a loan plus borrower fees and any unpaid interest and to return the borrower’s collateral. The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of $11,456 is presented on the Balance Sheet as of December 31, 2022. Loans are secured by digital assets which are the collateral for loans. The Company originates loans at various LTVs to over-collateralize each loan. A margin call notice is triggered when the LTV exceeds 85% of the current collateral value at which time the Company notifies the borrower to post additional collateral or make a payment to cure the margin call to reduce the LTV to under 85% within 24 hours of notice (unless the LTV reverts back to 85% within 2 business days). Otherwise, the Company may at its sole and absolute discretion sell, transfer, liquidate or otherwise dispose of all or a part of the collateral and apply the net proceeds to the discharge of the borrower’s obligations. A summary of loans receivable by expected future cash flows is presented below:

Future Principal Payments As Of
Receipt of Payments	December 31, 2022
0 to 12 months	$-
12 to 24 months	1,374,691
Total	$1,374,691

The LTV ratio on the one loan receivable at December 31, 2022 was 83%.

On December 31, 2022, the fair value of the collateral received to secure the loan receivable balance was $1,653,100. As of December 31, 2022, all of the collateral balance was repledged, resulting in a corresponding liability of $1,653,100, which is included as “Digital asset collateral due to customer” on the Balance Sheet. There is a risk that financings made with borrower collateral could be worth less than the underlying borrower collateral, in which case the Company would have to purchase additional digital assets to repay the borrowers’ collateral.

Allowance for Loan Losses

An allowance for loan losses is established with respect to loans held for investment through periodic charges to the provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes that the future collection of the principal of a loan is unlikely. To date, the Company does not have any experience with losses on the portfolio and therefore has not recorded an allowance for loan losses in the period presented.

Management classifies loans into risk categories based on their original LTV and monitors the current LTV on a recurring basis. The allowance is subjective as it requires material estimates, including such factors as historical trends. Other qualitative factors considered may include items such as uncertainties in the digital asset market, changes in the composition of the Company’s lending portfolio, business conditions and emerging trends. Recovery of the carrying value of loans is dependent to a great extent on conditions that may be beyond the Company’s control. Although the Company has not experienced any losses on the portfolio to date, any combination of the previously described factors may affect its loan portfolio resulting in potential loan losses and could require an allowance for loan loss, which could impact future periods.

As of December 31, 2022, management has not liquidated any collateral and the Company has not incurred any losses on the outstanding portfolio. The Company also over collateralizes its loans with digital assets, which allow the Company to liquidate the pledged collateral for an amount at least equal to the principal owed. As of December 31, 2022, the Company had one loan receivable and this loan had an 83% LTV. As a result, the Company recorded no allowance for loan losses as of December 31, 2022.

Note 5 - Collateral Receivable

Digital Asset Collateral Receivable

In July 2022, the Company repledged its customer collateral by entering into a master loan agreement with a counterparty lender (see Note 6). In accordance with ASC 860, upon repledging, the Company recognizes an asset for the collateral receivable from the counterparty (within “Collateral receivable” on the balance sheet) and a liability for the collateral due to customer. The receivable is recorded at cost and the liability is marked-to-market on a monthly basis. From March 16, 2022 (inception) through December 31, 2022, a fair value adjustment of $505,154 was recorded. As of December 31, 2022, the balance of the digital asset collateral receivable was $2,158,254 and the balance of the digital asset collateral due to customer (at fair value) was $1,653,100.

Note 6 – Note Payable

On July 14, 2022, the Company entered and executed a master loan agreement with a lender. The loan has a term of 24 months and bears an interest rate of 2.5%. The loan is non-recourse and collateralized using repledged customer collateral. The net balance on the loan as of December 31, 2022, is $1,377,872 ($1,388,576 net of an unamortized origination fee of $10,704) with 100 Bitcoins as collateral. The balance of collateral included in collateral receivable due from lender on the Balance Sheet is $2,158,254 at December 31, 2022.

The following table summarizes the Company’s notes payable:

		December 31, 2022
	Currency	Note Issued	Note Payments	Balance as of December 31, 2022
Note Payable	USD	$1,388,576	$-	$1,388,576

Future principal repayments are as follows:

Amount
2023	$-
2024	1,388,576
Total	$1,388,576

Note 7 - Shareholders’ Equity

On March 28, 2022 and April 3, 2022, Union issued a total of 1,000 shares of its common stock to Exworth Management LLC, managing entity of Union, at a price of $0.10 per share or $100 total.

On June 8, 2022, Union issued 100 shares of its common stock to World Class Global Technology PTE LTD. (“World Class”) at an amended price of $3,500 per share or $350,000.

Effective August 31, 2022, STQN issued a total of 150,000 warrants to its three directors (prior to the August 31, 2022 change in control) for past services rendered to STQN. The warrants are exercisable into shares of STQN common stock at a price of $1.20 per share and expire August 31, 2027.

On December 22, 2022, STQN completed a reverse acquisition transaction with the two shareholders of Union. (See note 1) Exworth Management received 3,600,000 shares of STQN common stock in exchange for the 1,000 shares of Union common stock it owned and World Class received 360,000 shares of STQN common stock in exchange for the 100 shares of Union common stock it owned.

Note 8- Income Taxes

The components of the provision for income taxes are as follows:

From March 16, 2022 (Inception) through December 31, 2022
Current	$-
Deferred	101,018
Total provision for income taxes	$101,018

The reconciliation between the statutory and effective tax rates is comprised of the following:

From March 16, 2022 (Inception) through December 31, 2022

Computed “expected” tax expense (United States statutory rate)	21.00%
Increase (decrease) in tax expense resulting from:
State tax expense, net of Federal benefit	7.92%
Effective rate	28.92%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

December 31, 2022
Deferred income tax assets:

Net operating loss carryforwards	$49,013
Less: Valuation allowance	-
Total deferred income tax assets	49,013

Deferred income tax liabilities
Unrealized gain on repledged collateral fair value adjustment	(150,031)
Total deferred income tax liabilities	(150,031)

Net deferred income tax liability	$(101,018)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of domestic deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. No valuation allowance has been made by Management for the deferred tax asset identified.

For United States income tax purposes, STQN has a net operating loss carry forward of approximately $548,000 at December 31, 2022 (approximately $212,000 of which expires in varying amounts from 2023 to 2037). Current United Stated income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Income tax returns for tax years 2019, 2020, and 2021 remain subject to examination by the internal Revenue Service.

Union has a United States net operating loss carry forward of approximately $155,000 at December 31, 2022.

Note 9 – Risk and Uncertainties

The Company’s investing activities expose it to various types of risk that are associated with the financial instruments and markets in which it invests. The significant types of financial risks to which the Company is exposed include, but are not limited to market risk, industry risk, liquidity risk, concentration risk, credit risk and digital asset risk. Certain aspects of those risks are addressed below:

Concentration Risk

One borrower represented 100% of the Company’s total loan receivable balance at December 31, 2022 and 100% of the Company’s total interest income for the period March 16, 2022 (inception) through December 31, 2022.

One lender represented 100% of the Company’s note payable balance at December 31, 2022 and 100% of the Company’s total interest expense for the period March 16, 2022 (inception) through December 31, 2022.

