Form 10-Q
period 2023-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2023-07-28
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

Commission File Number: 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3506506
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

There were 6,675,000 shares of the registrant’s common stock outstanding as of as of July 28, 2023.

STRATEGIC ACQUISITIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
Assets
Cash	$121,717	$241,727
Collateral receivable due from lender	2,158,254	2,158,254
Loan receivable	1,374,691	1,374,691
Accrued interest receivable	11,456	11,456
Prepaid expenses	3,446	-
Deferred income tax assets	266,798	-
Total assets	$3,936,362	$3,786,128

Liabilities and shareholders’ equity (deficit)
Liabilities
Accounts payable and accrued expenses	$10,240	$30,055
Due to related party (noninterest bearing, due on demand)	2,500	15,000
Note payable, net of unamortized origination fee of $7,232 and $10,704	1,381,344	1,377,872
Digital asset collateral due to customer	3,047,582	1,653,100
Deferred income tax liability	-	101,018
Total liabilities	4,441,666	3,177,045

Shareholders’ Equity (Deficit)
Common stock, $$0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	6,675	6,675
Additional paid-in capital	353,736	353,736
Retained earnings (accumulated deficit)	(865,715)	248,672
Total shareholders’ equity (deficit)	(505,304)	609,083
Total liabilities and shareholders’ equity (deficit)	$3,936,362	$3,786,128

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

				From March
				16, 2022
				(Inception)
	Three Months	Three Months	Six Months	through
	Ended	Ended	Ended	June 30,
	June 30, 2023	June 30, 2022	June 30, 2023	2022

Revenues
Loan administrative service fees	$-	$-	$3,950	$-
Interest income	13,747	-	27,494	-
Total revenues	13,747	-	31,444	-

Operating expenses
Selling, general and administrative expenses	33,053	10,800	98,337	60,800
Total operating expenses	33,053	10,800	98,337	60,800
Loss from operations	(19,306)	(10,800)	(66,893)	(60,800)

Other expense, net
Fair value adjustment on repledged collateral	(198,310)	-	(1,394,482)	-
Interest expense	(8,678)	-	(17,357)	-
Amortization of loan origination fee	(1,735)	-	(3,471)	-
Total other expense, net	(208,723)	-	(1,415,310)	-

Loss before income taxes benefit	(228,029)	(10,800)	(1,482,203)	(60,800)
Income taxes benefit	(59,493)	(3,405)	(367,816)	(19,169)

Net loss	$(168,536)	$(7,395)	$(1,114,387)	$(41,631)

Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.17)	$(0.01)
Weighted average shares outstanding - basic and diluted	6,675,000	3,960,000	6,675,000	3,960,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

				Retained	Total
			Additional	Earnings	Shareholders’
	Common Stock		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at December 31, 2022	6,675,000	$6,675	$353,736	$248,672	$609,083
Net loss	-	-	-	(945,851)	(945,851)
Balance at March 31, 2023	6,675,000	$6,675	$353,736	$(697,179)	$(336,768)
Net loss	-	-	-	(168,536)	(168,536)
Balance at June 30, 2023	6,675,000	$6,675	$353,736	$(865,715)	$(505,304)

					Retained	Total
				Additional	Earnings	Shareholders’
	Common Stock		Subscription	Paid-in	(Accumulated	Equity
	Shares	Amount	Receivable	Capital	Deficit)	(Deficit)
Balance at March 16, 2022 (inception)	-	$-	$	$-	$-	$-
Subscription to 1,000 shares of Exworth Union Inc common stock (equivalent to 3,600,000 shares of Strategic Acquisitions Inc. common stock) by Exworth Management LLC	3,600,000	3,600	(100)	(3,500)	-	-
Net loss	-	-	-	-	(34,236)	(34,236)
Balance at March 31, 2022	3,600,000	$3,600	(100)	$(3,500)	$(34,236)	$(34,236)
Subscription to 100 shares of Exworth Union Inc common stock (equivalent to 360,000 shares of Strategic Acquisitions Inc. common stock) by Exworth Management LLC	360,000	360	100	349,640	-	350,100
Net loss	-	-	-	-	(7,395)	(7,395)
Balance at June 30, 2022	3,960,000	$3,960	$-	$346,140	$(41,631)	$308,469

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		From
		March 16, 2022
		(Inception)
	Six Months Ended	through
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(1,114,387)	$(41,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value adjustment on repledged collateral	1,394,482	-
Deferred income tax benefit	(367,816)	(19,169)
Amortization of loan origination fees	3,471	-
Change in operating assets and liabilities:		-
Prepaid expenses	(3,446)	-
Accounts payable and accrued expenses	(19,814)	-
Net cash used in operating activities	(107,510)	(60,800)

Cash flows from financing activities:
Shares subscription	-	350,100
Proceeds from (repayment to) related party	(12,500)	710,800
Net cash provided by financing activities	(12,500)	1,060,900

Net change in cash and cash equivalents	(120,010)	1,000,100

Cash,beginning of period	241,727	-
Cash, end of period	$121,717	$1,000,100

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	26,036	-
Income taxes	-	-

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of June 30, 2023 and December 31, 2022, the only digital asset the Company accepted as collateral was Bitcoin. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC pursuant to Section 12(g) under the Securities Exchange Act of 1934, on March 7, 2023.

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

The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of June 30, 2023 and December 31, 2022, the Company had no uninsured balances on deposit at banks.

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that tax position. The second step is to measure a tax position that meets the more likely than not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent period in which the threshold is met. The Company will continue to monitor its tax positions in the applicable jurisdictions and adjust this liability accordingly. The Company has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no uncertain tax positions related to federal and state income taxes existed as of June 30, 2023 and December 31, 2022.

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

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	June 30, 2023 (unaudited)
	Fair Value Measurements
	Level 1	Level 2	Level 3
Liabilities
Digital asset collateral due to customer	$-	$3,047,582	$-

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3
Liabilities
Digital asset collateral due to customer	$-	$1,653,100	$-

The Company determined the fair value per Bitcoin to be $30,476 and $16,531 on June 30, 2023 and December 31, 2022, respectively, using the price provided at 8:00 p.m., New York Time by the Digital Asset Exchange Market considered to be the Company’s principal market (Fed Reserve Coinbase Bitcoin).

Note 4– Collateralized Loans Receivable and Allowance for Loan Losses

As of June 30, 2023 and December 31, 2022, the Company had one loan receivable in the principal amount of $1,374,691. The receivable bears interest at 4% per annum, is due in July 2024, and is secured by 100 Bitcoins.

At the time of origination, loans are secured and over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of June 30, 2023 and December 31, 2022, the only digital asset the Company accepted as collateral was Bitcoin. Borrowers make principal payments at maturity and make interest payments quarterly. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s collateral wallet (the “The Company’s Custody Wallet”) and funds are disbursed to the borrower’s bank account. During the term of the loan, the Company may repledge a borrower’s collateral and move it out of the Company’s Custody Wallet. Total borrower collateral repledged of $3,047,582 and $1,653,100 is presented at fair value on the Balance Sheet as of June 30, 2023 and December 31, 2022, respectively. During the term of the loan, borrowers are required to maintain a certain level of loan to value (“LTV”) ratio, which is the loan amount divided by real time fair value of the collateral. If at any time the LTV reaches the LTV margin call level, borrowers are required to deposit additional collateral with the Company so that the LTV drops to the required level. According to its loan agreements, the Company has the ability to sell or liquidate a borrower’s collateral assets to repay its loan principal if a margin call is not cured as required under the contractual terms. If the threshold for collateral liquidation is surpassed, the Company may liquidate a portion or all of the collateral assets. The liquidation handling fee is generally 2.00% of the principal amount of the loan. Since inception, the Company has not received any liquidation fees.

The Company does not recognize its digital asset-backed loans extended as sale transactions as defined by FASB ASC 860. Upon the maturity of a digital asset-backed loan, the Company expects to receive back the borrowed amount it originally extended as a loan plus borrower fees and any unpaid interest and to return the borrower’s collateral. The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of $11,456 is presented on the Balance Sheet as of June 30, 2023 and December 31, 2022. Loans are secured by digital assets which are the collateral for loans. The Company originates loans at various LTVs to over-collateralize each loan. A margin call notice is triggered when the LTV exceeds 85% of the current collateral value at which time the Company notifies the borrower to post additional collateral or make a payment to cure the margin call to reduce the LTV to under 85% within 24 hours of notice (unless the LTV reverts back to 85% within 2 business days). Otherwise, the Company may at its sole and absolute discretion sell, transfer, liquidate or otherwise dispose of all or a part of the collateral and apply the net proceeds to the discharge of the borrower’s obligations. A summary of loans receivable by expected future cash flows is presented below:

Future Principal Payments As Of
Receipt of Payments	June 30, 2023 (unaudited)
0 to 12 months	$-
12 to 24 months	1,374,691
Total	$1,374,691

The LTV ratio on the one loan receivable at June 30, 2023 and December 31, 2022 was 45% and 83%, respectively.

On June 30, 2023 and December 31, 2022, the fair value of the collateral received to secure the loan receivable balance was $3,047,582 and $1,653,100, respectively. As of June 30, 2023 and December 31, 2022, all the collateral balance was repledged, resulting in a corresponding liability of $3,047,582 and $1,653,100, respectively, which is included as “Digital asset collateral due to customer” on the Balance Sheet. There is a risk that financings made with borrower collateral could be worth less than the underlying borrower collateral, in which case the Company would have to purchase additional digital assets to repay the borrowers’ collateral.

Allowance for Loan Losses

An allowance for loan losses is established with respect to loans held for investment through periodic charges to the provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes that the future collection of the principal of a loan is unlikely. To date, the Company does not have any experience with losses on the portfolio and therefore has not recorded an allowance for loan losses in the periods presented.

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

As of June 30, 2023 and December 31, 2022, management has not liquidated any collateral and the Company has not incurred any losses on the outstanding portfolio. The Company also over collateralizes its loans with digital assets, which allow the Company to liquidate the pledged collateral for an amount at least equal to the principal owed. As of June 30, 2023 and December 31, 2022, the Company had one loan receivable and this loan had an 45% and 83% LTV. As a result, the Company recorded no allowance for loan losses as of June 30, 2023 and December 31, 2022.

Note 5 - Collateral Receivable

Digital Asset Collateral Receivable

In July 2022, the Company repledged its customer collateral by entering into a master loan agreement with a counterparty lender (see Note 6). In accordance with ASC 860, upon repledging, the Company recognizes an asset for the collateral receivable from the counterparty (within “Collateral receivable” on the balance sheet) and a liability for the collateral due to customer. The receivable is recorded at cost and the liability is marked-to-market on a monthly basis. For the three months and six months ended June 30, 2023, a fair value adjustment of $198,310 and $1,394,482, respectively, was recorded. As of June 30, 2023 and December 31, 2022, the balance of the digital asset collateral receivable was $2,158,254 and the balance of the digital asset collateral due to customer (at fair value) was $3,047,582 and $1,653,100, respectively.

Note 6 – Note Payable

On July 14, 2022, the Company entered and executed a master loan agreement with a lender. The loan has a term of 24 months and bears an interest rate of 2.5%. The loan is non-recourse and collateralized using repledged customer collateral. The net balance on the loan as of June 30, 2023 and December 31, 2022 is $1,381,344 ($1,388,576 net of an unamortized origination fee of $7,232) and $1,377,872 ($1,388,576 net of an unamortized origination fee of $10,704), respectively, with 100 Bitcoins as collateral. The balance of collateral included in collateral receivable due from lender on the Balance Sheet is $2,158,254 at June 30, 2023 and December 31, 2022.

The following table summarizes the Company’s notes payable:

		June 30, 2023 (unaudited)
	Currency	Note Issued	Note Payments	Balance as of June 30, 2023
Note Payable	USD	$1,388,576	$-	$1,388,576

		December 31, 2022
	Currency	Note Issued	Note Payments	Balance as of December 31, 2022
Note Payable	USD	$1,388,576	$-	$1,388,576

Amount
2023	$-
2024	1,388,576
Total	$1,388,576

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

Note 8- Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	For the six months ended June 30, 2023 (unaudited)	From March 16, 2022 (Inception) through June 30, 2022 (unaudited)
Current	$-	$-
Deferred	(367,816)	(19,169)
Total provision for (benefit from) income taxes	$(367,816)	$(19,169)

	For the six months ended June 30, 2023 (unaudited)	From March 16, 2022 (Inception) through June 30, 2022 (unaudited)

Computed “expected” tax expense (United States statutory rate)	21.00%	21.00%
Increase (decrease) in tax expense resulting from:
State tax expense, net of Federal benefit	8.74%	10.53%
Change in valuation allowance	(4.92)%	-%
Effective rate	24.82%	31.53%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Deferred income tax assets:

Net operating loss carryforwards	$187,996	$164,054
Unrealized loss on repledged collateral fair value adjustment	266,798	-
Less: Valuation allowance	(187,996)	(115,041)
Total deferred income tax assets	266,798	49,013

Deferred income tax liabilities
Unrealized gain on repledged collateral fair value adjustment	-	(150,031)
Total deferred income tax liabilities	-	(150,031)

Net deferred income tax asset (liability)	$266,798	$(101,018)

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

For United States income tax purposes, STQN has a net operating loss carry forward of approximately $554,000 at June 30, 2023 (approximately $217,000 of which expires in varying amounts from 2023 to 2037). Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Income tax returns for tax years 2020, 2021, and 2022 remain subject to examination by the Internal Revenue Service.

Union has a United States net operating loss carry forward of approximately $237,000 at June 30, 2023.

Note 9 –Related Party Transactions

			For the three and six months ended,
Name	Relationship	Nature	June 30, 2023
			(Unaudited)
Exworth Global Inc.	An entity controlled by Exworth Holdings Inc., a majority shareholder of the Company	Loan administrative services fees	$3,950

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

Concentration Risk

One borrower represented 100% of the Company’s total loan receivable balance at June 30, 2023 and December 31, 2022 and 100% of the Company’s total interest income for the three months ended June 30, 2023.

One lender represented 100% of the Company’s note payable balance at June 30, 2023 and December 31, 2022 and 100% of the Company’s total interest expense for the three months ended June 30, 2023.

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

Overview

Effective December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) whereby we acquired all of the outstanding shares of Exworth Union and it became our wholly-owned subsidiary. Immediately prior to consummation of the Merger Agreement Exworth Management owned 74% of our outstanding shares of common stock and 91% of the outstanding shares of Exworth Union. Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income. The transaction effected through the Merger Agreement was accounted for as a reverse recapitalization. Exworth Union was determined to be the accounting acquirer and we, Strategic, were treated as the acquired company for financial reporting purposes

The discussion below pertains to our financial results for the three months and six months ended June 30, 2023 and for the period commencing March 16, 2022, the date Exworth Union was formed and ending June 30, 2022. For a discussion and analysis of our financial condition and results of operations prior to the formation of Exworth Union please refer to filings made with the U.S. Securities and Exchange Commission before consummation of the Merger Agreement.

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

Results of Operations

Revenue

Interest income, our major source of income, was $13,747 and $27,494 for the three and six months ended June 30, 2023, respectively, and nil for the period from the inception to June 30, 2022. As of June 30, 2023 and December 31, 2022, we have 1 loan in our loan portfolio, a consumer loan secured by Bitcoin. The LTV ratio of our loan portfolio as of June 30, 2023 and December 31, 2022 was 45% and 83%, respectively. The LTV ratio was as high as 83% and as low as 45% during the six months ended June 30, 2023.

Loan admin service income was 0 and $3,950 for the three and six months ended June 30, 2023, and 0 for the period from the inception to June 30, 2022. The Company provides loan admin services to a related party. The Company serves as a third party that acts as a liaison between the lender and borrower of a loan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33,053 and $98,337 for the three and six months ended June 30, 2023, respectively, and $10,800 for the three months ended June 30, 2022 and $60,800 for the period from the inception to June 30, 2022. For the period from the inception to June 30, 2022 it primarily includes the legal and professional expenses related to the consummation of the Merger Agreement

Fair Value Adjustment on Repledged Collateral

Fair value adjustment on repledged collateral for the three and six months ended June 30, 2023 was $198,310 and $1,394,482, respectively, and 0 for the period from the inception to June 30, 2022, which was attributable to the increase in the price of repledged Bitcoin during the period. Under loan agreements with borrowers, we may, from time to time, repledge certain collateral with financial partners for capital management purposes. We regularly monitor such repledging transactions as well as the credit standing of our financial partners in order to maintain sufficient available capital.

Interest Expense

Interest expense was $8,678 and $17,357 for the three and six months ended June 30, 2023, respectively, and 0 for the period from the inception to June 30, 2022, incurred pursuant to a master loan agreement we entered with a U.S. based lender. The loan has a term of 24 months with quarterly interest-only payments with principal to be paid at maturity. No margin call was initiated by our lender during the period from inception of the loan to June 30, 2023.

Amortization of Loan Origination Fee

Our lender charged a 1% origination fee of the principal amount that we borrowed. The origination fee was deducted from the loan principal and will be amortized evenly through the loan term. Total amortization of loan origination fee was $1,735 and $3,471 for the three and six months ended June 30, 2023, respectively, and 0 for the period from the inception to June 30, 2022.

Net Loss

Our net loss was $168,536 and $1,114,387 for the three and six months ended June 30, 2023, respectively, and was $7,395 and $41,631 for the three months ended June 30, 2022 and for the period from the inception to June 30, 2022, respectively, which was primarily driven by the increase in the price of the Bitcoin that we pledged to our lender. Among the more significant factors that may cause our net income to vary from period to period are: 1) the number of loans; 2) the interest rates that we charge our borrowers; 3) the interest rate that we pay to our lenders; 4) the fair market value of collateral held by us or pledged to our lenders; and 5) the allowance for loan loss of our loans.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash of $121,717 and $241,727, respectively. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. To date, we have financed our operations through a private placement of equity raising approximately $350,000. We also entered into a master loan agreement with a U.S. based lender. The loan is non-recourse and collateralized by pledging our customers’ collateral. The balance on the loan as of June 30, 2023 and December 31, 2022 is $1,381,344 and $1,377,872, net of unamortized origination fee of $7,232 and $10,704, respectively, and collateralized with 100 Bitcoins.

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

Cash Flow

The following summarizes key components of our cash flows for the six months ended June 30, 2023 and for the period from the inception to June 30, 2022:

	For the six months Ended June 30, 2023	From March 16, 2022 (Inception) through June 30, 2022
Net cash (used in) operating activities	$(107,510)	$(60,800)
Net cash (used in) provided by financing activities	(12,500)	1,060,900
Net change in cash	(120,010)	1,000,100
Cash, beginning	241,727	-
Cash, ending	$121,717	$1,000,100

Operating Activities

Cash used in operating activities resulted primarily from operating expenses for the operation of our digital asset-backed loan business as well as general and administrative expenses. Net cash used in operating activities was $107,510 for the six months ended June 30, 2023. Cash consumed in operations reflects our net loss of $1,114,387, offset by non-cash items including a fair value adjustment on repledged collateral of $1,394,482, and less deferred income tax benefit of $367,816 and changes in prepaid expenses of $3,446 and accounts payable and accrued expenses of $19,814.

Net cash used in operating activities was $60,800 for the period from the inception to June 30, 2022, which related to the consummation of the Merger Agreement.

Investing Activities

There were no investing activities for the six months ended June 30, 2023 and for the period from the inception to June 30, 2022.

Financing Activities

Net cash (used in) provided by financing activities was ($12,500) for the six months ended June 30, 2023, which related to the (repayment to) Exworth Management for business operation. Net cash (used in) provided by financing activities was $1,060,900 from the inception to June 30, 2022, $710,800 was related to the proceeds from Exworth Management for business operation and $350,100 was related to the share subscription.

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

ITEM 4 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Management, including our President and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023, with the following aspects being noted as the potential material weakness: due to the lack of an oversight committee, insufficient accounting personnel for appropriate segregation of duties and a lack of personnel with familiarity with U. S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STRATEGIC ACQUISITIONS, INC.

Date: July 28,2023	By:	/s/ YUANYUAN HUANG
YUANYUAN HUANG
Secretary and Treasurer Office

