Form 10-K
period 2023-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2024-03-26
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2023

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
(Address of Principal Executive Offices

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $276,407 based on 891,635 outstanding shares of common stock held by non-affiliates and the last reported price of $0.31 on June 30, 2023.

There were 6,675,000 shares of the registrant’s common stock outstanding as of March 04, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

None

STRATEGIC ACQUISITIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

***

ITEM 1. BUSINESS

Strategic Acquisitions, Inc. (the “Company,” “Strategic,” “we,” “us” and words of similar import) was incorporated under the laws of the State of Nevada on January 27, 1989. On December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) with Exworth Union Inc (“Exworth Union”) and the owners of all of its outstanding shares of capital stock — Exworth Management LLC (“Exworth Management”) and World Class Global Technology PTE LTD. (“World Class,” collectively with Exworth Management, the “Stockholders”) whereby we acquired Exworth Union (the “Merger”). Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income.

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

As a result of the acquisition of Exworth Union we are now engaged in providing loans collateralized by digital assets. Our loan business is currently limited due to the early stage of the digital asset industry, changing economic conditions and the need to more fully develop a proprietary software technology platform, or the “Platform,” to facilitate the origination and servicing of digital asset-backed loans, and as of December 31, 2023, we do not have a definitive timeline for completing the development of the Platform, due to the lack of funding and personnel. Our target customers are small businesses and individuals that hold intangible assets including digital currencies seeking loans secured by such assets. We intend to provide term loans to these enterprises and individuals which are collateralized with intangible assets, such as Bitcoin. We intend to generate revenue from interest income and transaction-based services fees. We intend to design the Platform to originate and service loans backed by various assets. Nevertheless, to date, Bitcoin is the only asset we have accepted as collateral for a loan and we intend to focus on the market for loans secured by digital currencies for the immediate future.

The Platform

The Platform that we intend to development will facilitate the origination and servicing of digital asset-backed loans and will consist of a customer facing website, a mobile application and a loan management system used to monitor the loans made by us.

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

As of the date hereof, the design and development of the Platform have been temporarily suspended due to the lack of funding and personnel.

Digital Asset-Backed Loans

We intend to originate U.S. Dollar denominated loans. We plan to offer loans to small business and individual borrowers who own digital assets and desire liquidity in U.S. Dollar denominated loans. We currently only provide loans to businesses and individuals outside of the United States, mainly in Asia and Europe. We serve this niche market with term loans ranging in size from $500,000 to $5,000,000. Currently, the only digital asset we are accepting as collateral is Bitcoin. Our loan agreements with borrowers permit us to sell the borrower’s collateral assets to repay the loan principal and accrued interest if a margin call is not timely cured. If the threshold for collateral liquidation is breached, we trigger a liquidation event. Liquidation events may result in fees which are passed along to the borrower. The margin requirements are determined by us and agreed to by borrowers.

Terms are set forth in loan agreements entered into with each borrower. The loans have a fixed term that ranges from 3 to 36 months in duration. The loans generally require either periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan or periodic payments of interest only with a final lump sum payment of principal at the end of the loan term. Payments are due monthly or quarterly based on the contractual terms. The applicable interest rates, origination fees and liquidation fees for our loans will vary based on several factors including the originating loan-to-value ratio, the business status of the borrower, loan duration and jurisdiction.

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

Loan Agreement with Our Lenders

Exworth Union is and will be party to loan agreements with certain lenders and other strategic partners, pursuant to which it borrows U.S. dollar-based capital for use in our lending business. We currently are the party to a master loan agreement and a master pledge agreement with a U.S. based lender. According to the master loan agreement, we can borrow utilizing bitcoin as collateral with 70% loan-to-value on a non-recourse basis. We may elect to enter into additional loans secured by such digital and other assets we have the right to pledge, on such terms and conditions as may be agreed upon. Our current loan has a term of 24 months with quarterly interest-only payments with principal paid at the maturity date. No prepayment of the loan principal amount or of any interest due under the loan is allowed. If the fair market value of our pledged collateral based upon the closing market price has fallen to less than seventy percent (70%) of its fair market value as of the closing of the loan, the lender will provide written notice and we have five business days to cure the deficiency by the delivery to the lender of additional collateral in U.S. Dollars or bitcoin equivalent. The lender has the right to demand that curative payments be made in U.S. Dollars. According to the Loan agreement with our Lender, when all of our obligations have been paid in full, the lender must return the pledged collateral, including any curative payments within five business days.

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

Employees

As of March 04, 2024, we have engaged two consultants for administrative work.

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

Exworth Union was incorporated in March 2022. We have a limited operating history. We continue to incur operating losses and have not generated positive cash flow from operations.

The amounts of future losses and when, if ever, we will achieve profitability and positive cash flow from operations are uncertain.

Our registered public accounting firm has expressed substantial doubt about our Company’s ability to continue as a going concern in their audit report.

Our commercial operations have not generated sufficient revenues to enable profitability or positive cash flow. As a result, our registered public accounting firm in its audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations is dependent on our ability to achieve profitable operations and prior to such time, to raise sufficient funds to finance our activities. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue its business.

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

Our business activity is very limited and highly concentrated as an early-stage company. If we could not expand our borrower base or obtain sufficient funding, our business, operating results, and financial conditions could be adversely affected.

As an early-stage company, our business activity is very limited, and as of December 31, 2023, we have only one outstanding loan with a single borrower, of which represented 100% of our outstanding loan, and we have only one lender. The loan is expected to be fully repaid in July 2024. And if we cannot expand our borrower base or obtain sufficient funding, our revenue and business model may be adversely affected.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial revenue, we will need to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital, if available, through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us, if at all. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or explore other strategic options for our product candidate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

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

A significant source of competition to date has been from companies, including those located outside the United States, subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Their business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions. In addition, potential customers may seek to interact with these companies by claiming to be in a jurisdiction or establishing an entity outside the jurisdiction in which they actually reside.

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

We repledged all collateral digital assets to our own lender. Digital assets of borrowers securing the loans we hold may be rehypothecated, repledged, sold, or otherwise transferred or used at our risk (the “Repledged Collateral”) in transactions, including credit facilities or derivatives contracts, we enter into with third parties (each, a “Counterparty”) or at the risk of our Counterparties in transactions whereby they obtain capital. In the event we breach our contractual obligations or one of our Counterparties were to breach its obligation in respect of such transactions or the occurrence of certain conditions, the Counterparty may foreclose on the Repledged Collateral or otherwise require us to liquidate or transfer it or the Counterparty may forfeit to its lender its right to the Repledged Collateral. Additionally, to the extent that any Repledged Collateral is required to be transferred or made accessible to a third party in connection with the pledge, such collateral may be vulnerable to loss or theft due to cyber-attacks affecting such third parties or other forms of malfeasance.

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

Our principal stockholder beneficially owns approximately 84% of our common stock assuming no exercise of outstanding options. This stockholder is able to control matters requiring stockholder approval. For example, it is able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this stockholder may not always coincide with your interests, or the interests of other stockholders and it may act in a manner that advances its best interests and not necessarily those of other stockholders.

Our management team has limited experience managing a reporting company and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to reporting companies. Our management team may not successfully or efficiently manage a reporting company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

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

The theft, loss, or destruction of private keys required to access any crypto assets held in our custody for our customers may be irreversible. If our custodian or our own lender is unable to access the private keys or if we experience a hack or other data loss relating to our ability to access any collateral assets or repledged collateral assets, it could cause regulatory scrutiny, reputational harm, and other losses.

Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our custodian containing crypto assets held for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in such custody.

Crypto assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our customers’ ability to access their crypto assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business.

ITEM 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

In the normal course of business, we may collect and store certain sensitive company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. Our access control policies are based on the principle of least privilege, limiting user access strictly to what is required for their roles. Additionally, we have general measures to identify potential threat actors, including the implementation of two-step verification processes to confirm the identity of all counterparties.

Impact of Risks from Cybersecurity Threats

As of the date hereof, the Company and our service providers have not experienced cybersecurity incidents, and we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to our business. These measures cannot provide absolute security. No security measure is infallible. See “Risk Factors - Unauthorized disclosure, destruction or modification of data, including personal information, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.” for additional information about the risks to our business associated with a breach or compromise to our systems.

Board of Directors’ Oversight and Management’s Role

Our Board is ultimately responsible for overseeing cybersecurity, information security, and information technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. On an annual basis, the Board reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our director Dr. Yuanyuan Huang regularly briefs senior management and the Board of Directors on cybersecurity issues as part of our overall enterprise risk management program, which may include information regarding our exposure to privacy and cybersecurity risks deemed to have a moderate or higher business impact, even if immaterial to us. Dr. Yuanyuan Huang is responsible for implementing cybersecurity policies, programs, procedures, and strategies. Dr. Huang is experienced and qualified because of his education and working experience in related fields.

ITEM 2. Properties

We share office space at 51 JFK Parkway Suite 135, Short Hills, NJ 07078 with Exworth Management LLC at a rate of approximately $1,800 per month. For the reporting period ended on December 31, 2023, this rent expense was paid by Exworth Management LLC at no cost to us. This arrangement could change or terminate at any time.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. Our common stock is subject to quotation on the OTC Pink marketplace under the symbol STQN. The following table shows the quarterly high and low bid prices during the years ended December 31, 2023 and 2022 as reported by Bloomberg, LP. These prices reflect inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2023
First Quarter	$0.57	$0.4501
Second Quarter	0.313	0.3129
Third Quarter	0.313	0.301
Fourth Quarter	0.313	0.313
Year Ended December 31, 2022
First Quarter	$1.28	$0.5126
Second Quarter	1.28	0.40
Third Quarter	2.00	0.40
Fourth Quarter	1.12	0.45

As of March 04, 2024, there were approximately 58 holders of record and 80 beneficial owners of our common stock.

Dividend Policy. We have never declared a dividend and anticipate that we will not pay any cash dividends at any time in the foreseeable future.

The Company does not have an equity compensation plan.

The Company did not repurchase any equity securities during the fiscal year ended on December 31, 2023.

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

Recent Sales of Unregistered Securities

For the reporting period ended on December 31, 2023, we have no sales of unregistered securities.

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

The discussion below pertains to our financial results for the year ended December 31, 2023 and for the period commencing March 16, 2022, the date Exworth Union was formed and ended December 31, 2022. For a discussion and analysis of our financial condition and results of operations prior to the formation of Exworth Union please refer to filings made with the U.S. Securities and Exchange Commission before consummation of the Merger Agreement.

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

Results of Operations

Revenue

Interest income, our major source of income, was $54,988 for the year ended December 31, 2023, $25,203 for the period from inception to December 31, 2022. As of December 31, 2023 and December 31, 2022, we have 1 loan in our loan portfolio, a consumer loan secured by Bitcoin. The LTV ratio of our loan portfolio as of December 31, 2023 and December 31, 2022 was 32% and 83%, respectively. The LTV ratio was as high as 83% and as low as 31% during the year ended December 31, 2023.

Loan admin service income was $3,950 for the year ended December 31, 2023, and nil for the period from the inception to September 30, 2022. The Company provides loan admin services to a related party. The Company serves as a third party that acts as a liaison between the lender and borrower of a loan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $179,541 for the year ended December 31, 2023, and $161,574 for the period from the inception ended December 31, 2022. It primarily includes the legal and various professional expenses related to the consummation of the Merger Agreement and daily operation.

Interest Expense

Interest expense was $34,714 for the year ended December 31, 2023, and $15,911 for the period from the inception to December 31, 2022, incurred pursuant to a master loan agreement we entered with a U.S. based lender. The loan has a term of 24 months with quarterly interest-only payments with principal to be paid at maturity. No margin call was initiated by our lender during the period from inception of the loan to December 31, 2023.

Amortization of Loan Origination Fee

Our lender charged a 1% origination fee of the principal amount that we borrowed. The origination fee was deducted from the loan principal and will be amortized evenly through the loan term. Total amortization of loan origination fee was $6,943 for the year ended December 31, 2023, and $3,182 the period from the inception to December 31, 2022.

Net Income and Loss

Our net loss was $162,260 and $155,464 for the year ended December 31, 2023 and for the period from the inception to December 31, 2022. Among the more significant factors that may cause our net income to vary from period to period are: 1) the number of loans; 2) the interest rates that we charge our borrowers; 3) the interest rate that we pay to our lenders; and 4) The allowance for loan loss of our loans.

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, we had cash of $54,169 and $241,727, respectively. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. To date, we have financed our operations through a private placement of equity raising approximately $350,000. We also entered into a master loan agreement with a U.S. based lender. The loan is non-recourse and collateralized by pledging our customers’ collateral. The balance on the loan as of December 31, 2023 and December 31, 2022 is $1,384,815 and $1,377,872, net of unamortized origination fee of $3,761 and $10,704, respectively, and collateralized with 100 Bitcoins.

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

Cash Flow

The following summarizes key components of our cash flows for the year ended December 31, 2023 and for the period from the inception to December 31, 2022:

	For the year Ended December 31, 2023	From March 16, 2022 (Inception) through December 31, 2022
Net cash (used in) operating activities	$(175,058)	$(133,683)
Net cash (used in) investing activities	-	(1,364,380)
Net cash (used in) provided by financing activities	(12,500)	1,739,790
Net (decrease) increase in cash	(187,558)	241,727
Cash, beginning	241,727	-
Cash, ending	$54,169	$241,727

Operating Activities

Cash used in operating activities resulted primarily from operating expenses for the operation of our digital asset-backed loan business as well as general and administrative expenses. Net cash used in operating activities was $175,058 for the year ended December 31, 2023, which was primarily due to the cash consumed in operations reflects our net loss of $162,260.

Net cash used in operating activities was $ 133,683 for the period from the inception to December 31, 2022, which was primarily from operating expenses for the operation of our digital asset-backed loan business as well as general and administrative expenses, which primarily due to the Cash consumed in operations reflects our net loss of $155,464.

Investing Activities

Net cash from investing activities was nil for the year ended December 31, 2023, and $1,364,380 for the period from the inception to December 31, 2022, which primarily includes the proceeds to our loan borrower for our digital asset-backed loan business.

Financing Activities

Net cash (used in) by financing activities was $(12,500) for the year ended December 31, 2023, which related to the repayment to Exworth Management for business operation advance from them. Net cash provided by financing activities was $1,739,790 during the period from inception to December 31, 2022, consisting of proceeds from the issuance of a note payable of $1,374,690 (after netting off the origination fee) and sales of common stock of $350,100 in private placements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Market Price Risk of Bitcoins.

The fair value adjustment on repledged collateral is exposed to the swings of market price changes in bitcoin.

As of December 31, 2022, we have 100 bitcoins repledged, which reflects cumulative fair value adjustment on repledged collateral of $505,154 on our Consolidated Balance Sheet for the reporting period end on December 31, 2022. As discussed in Note 5, Collateral Receivable in the Consolidated Financial Statements, upon repledging, we recognize an asset for the collateral receivable from the counterparty (within “Collateral receivable” on the balance sheet) at cost and a liability for the collateral due to customer is market-to-market.

The fair market adjustment of our liability for the collateral due to customer is adjusted each month. For example, the market price of one bitcoin in our principal market was $21,582 on July 08, 2022, and $ 16,531 on December 31, 2022. Swings in the market price of bitcoin could have a material impact on the fair value of our liability for the collateral due to customer, resulting the unrealized gain or loss on repledged collateral fair value adjustment:

Adjustment Date	Close Price of Bitcoin	Quantity of Repledged	Fair Value of Repledged	Fair Value Adjustment
July 8, 2022 (1)	$21,582.54	100	$2,158,254	$0
July 31, 2022	$23,296.14	100	$2,329,614	$171,360
August 31, 2022	$20,025.48	100	$2,002,548	$(327,066)
September 30, 2022	$19,415.80	100	$1,941,580	$(60,968)
October, 31, 2022	$20,472.79	100	$2,047,279	$105,699
November 30, 2022	$17,179.78	100	$1,717,978	$(329,301)
December 31, 2022	$16,531.00	100	$1,653,100	$(64,878)
Cumulative fair value adjustment as of December 31, 2022				$(505,154)

(1) On July 8, 2022, our customer pledged 100 bitcoins as collateral to us based on the loan agreement with us.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2023.

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

Management, including our President and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, with the following aspects being noted as the potential material weakness: due to the lack of an oversight committee, insufficient accounting personnel for appropriate segregation of duties and a lack of personnel with familiarity with U. S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS， EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The following is a list of directors and executive officers of the Company as of December 31, 2023, their ages and positions within our Company.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Title
John P. O’Shea	67	President and Director
Dr. Yuanyuan Huang	44	Treasurer, Secretary and Director
Dr. Wei Huang	44	Director

John P. O’Shea, 67, has been our President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently serving as Chairman, CEO and a Director. Previously, from 2007 to 2017, he was a non-executive director of BlueRock Energy Holdings, Inc. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati. Mr. O’Shea serves as our Principal Executive Officer for purposes of the Sarbanes-Oxley Act of 2002.

Dr. Yuanyuan Huang, 44, became a director of our Company and our has Secretary and Treasurer on August 31, 2022. Dr. Huang has been a managing partner of Exworth Management LLC, a private investment firm, since January 2021. He has also served as the Managing Member of Funding, LLC, a consulting firm providing information technology consulting services, since 2018. From August 2019 to September 2022, Dr. Huang served as a director and the CFO/COO of UTXO Acquisition Inc., a special purpose acquisition company, and from October 2021 to November 2022, he was VP of Business Development at Roxe Group Inc., a fintech company. From October 2018 to September 2020, Dr. Huang served as a Venture Partner of Efund City LLC, a fintech company, and was a member of the Investment Committee of Efund City Metro Income Fund LLC, a real estate investment company. From 2008 to 2018, Dr. Huang worked at several boutique brokerage firms. Dr. Huang holds a Ph.D. in Physics from the College of William and Mary and a master’s degree in Finance from George Washington University. Mr. Huang serves as our Principal Financial Officer for purposes of the Sarbanes-Oxley Act of 2002.

Dr. Wei Huang, 44, became a director of our Company on August 31, 2022. Dr. Huang has been a managing partner of Exworth Management LLC, a private investment firm, since January 2021. He has served as the CTO of Cogobuy Group, an e-Commerce company since 2018 and was the founder of BlockIoT, a cloud tech company. From August 2019 to September 2022, he served as the Chairman and CEO of UTXO Acquisition Inc., a special purpose acquisition company. In 2017 he founded Board of Dake Data, LTD, a Shenzhen-based company with a proprietary AI, Blockchain and Cloud computing solution, which he continues to serve as Chairman of the Board. From 2013 to 2018, Dr. Huang worked at ION Geophysical as a technical advisor for various oil and gas projects. Dr. Huang holds a bachelor’s degree from the University of Science and Technology of China, a master’s degree in mathematics from the University of Wisconsin and a PhD degree in Geophysics from the University of Houston. Dr. Huang has published more than a dozen papers and holds two international patents.

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

Code of Ethics

We have adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. We will also provide a copy of our code of ethics, without charge, to any person who requests it by contacting us via mail, telephone or facsimile transmission.,

ITEM 11. Executive Compensation

During the year ended December 31, 2023, A total of $30,000 management compensation was paid to Mr. John O’Shea for his consulting service as our President on the monthly basis. And a total of $22,500 management compensation was paid to Dr. Yuanyuan Huang, for his consulting service as our Treasurer, Secretary, on a quarterly basis. We did not pay any director fees to our directors. Each of our officers and directors may from time to time be reimbursed for out-of-pocket expenses incurred on our behalf. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

The compensation information in the below table reflects amounts paid during the fiscal years ended December 31, 2023 and 2022. Because Exworth Union was formed in March 2022, there was no activity to report for the year ended December 31, 2021, with respect to its officers and directors. The table reflects amounts paid to our current and former officers and directors, and Marika Tonay, who served as our Secretary/Treasurer until her resignation on August 31. 2022, and Johnathan Braun, who was a director prior to his resignation on August 31, 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (1) ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John O’Shea	2023	30,000	-	-		-	-	-	-
President	2022	-	-	-	14,456-	-	-	-	-

Marika Tonay, Former Secretary and Treasurer	2023	-	-	-		-	-	-	-
	2023	-	-	-	286	-	-	-	-

Jonathan Braun
Former Chairman	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	43,658-	-	-	-	-

Yuanyuan Huang Secretary and Treasurer	2023	22,500	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Wei Huang Director	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

(1) The Company issued an aggregate of 150,000 warrants to purchase shares of common stock to John P. O’Shea, Marika Tonay and Jonathan Braun in consideration for their services. The 37,129 warrants issued to John P. O’Shea, the 734 warrants issued to Marika Tonay, and the 112,137 warrants issued to Jonathan Braun had a fair value as of the date of grant of $14,456, $286 and $43,658, respectively. The warrants vested immediately and are exercisable for a period of 5 years from issuance at an initial purchase price of $1.20 per share, subject to adjustment and registration rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our common stock as of March 04, 2024 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. As of March 04, 2024, we had outstanding 6,675,000 shares of our Common Stock and warrants to purchase 150,000 shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of March 04, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Exworth Management LLC(1)	5,613,000		84.1%
World Class Global Technology PTE. LTD. (2)	360,000		5.4%
Directors and Executive Officers:
John P. O’Shea(3)	170,365	(3)	2.5%
Dr. Yuanyuan Huang	-0-	(1)
Dr. Wei Huang	-0-	(1)
All directors and executive officers as a group	170,365	(1)(2)	2.5%

(1)	Dr. Yuanyuan Huang and Dr. Wei Huang each serves as a Manager of Exworth Management LLC and may be deemed a beneficial owner of the 5,613,000 shares of our Company held by Exworth Management LLC as to which each of them disclaims any beneficial ownership.
(2)	According to the Schedule 13G filed on January 3, 2023, Zhang Yueiiao is the Chief Executive Officer of World Class Global Technology PTE. LTD. (“World Class”), which is a private company limited by shares organized in Singapore. As such, Mr. Zhang may be deemed a beneficial owner of the shares of our common stock held by World Class. by World Class Global Technology PTE. LTD. The principal business address of World Class is 65 Cairnhill Road #17-02, Ritz-Carlton Residences (Singapore) 229721.
(3)	Includes 18,565 shares of common stock that may be acquired upon exercise of warrants at a price of $1.20 per share.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 8, 2023, Exworth Union Inc, our subsidiary, entered a loan administration services agreement with Exworth Global Inc., a Colorado Company and an affiliate of Exworth Management LLC. Upon the loan administration service agreement, Exworth Union Inc. provided loan administration service to Exworth Global Inc. The loan administration service was terminated on March 1, 2023 as the loan has been paid off. $3,950 had been paid by Exworth Global Inc. to Exworth Union Inc. for the one-month loan administration service.

On December 22, 2022, in connection with the consummation of the Merger Agreement we issued 3,600,000 shares of our common stock to Exworth Management, an entity managed by the Company’s Directors Yuanyuan Huang and Wei Huang.

On August 31, 2022, in several private transactions, Exworth Management purchased an aggregate of 2,013,000 shares of our common stock from the former owners of such shares for an aggregate purchase price of $650,005. Upon formation of Exworth Union, for consideration of $100, Exworth Management purchased 1,000 shares of the common stock of Exworth Union, which were subsequently converted into 3,600,000 shares of our common stock pursuant to the Merger Agreement, and for consideration of $350,000, World Class Global Technology PTE LTD. purchased 1,000 shares of the common stock of Exworth Union, which were subsequently converted into 360,000 shares of our common stock pursuant to the Merger Agreement.

Effective December 1, 2022, Exworth Union and Exworth Management entered into an Exclusive Platform License and Services Agreement confirming their previous oral agreement with respect to Exworth Union’s right to use and further develop the technology platform developed by Exworth Management. As of December 31, 2023, as the platform hadn’t begun to develop, none of the license fee was paid to Exworth Management.

Promoters and Certain Control Persons

Exworth Management acquired control of our Company on August 31, 2022 as a result of its acquisition of shares of our common stock in the private transactions described above. Yuanyuan Huang and Wei Huang, two executive managers of Exworth Management, became directors of our Company on such date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The following table presents the fees for professional audit services by Berkower LLC for the review of our quarterly reports on Form 10-Q for the years ended December 31, 2022.:

	Year Ended December 31,
	2023	2022
Audit Fees	$0	$6,000

On December 22, 2022, we engaged Michael Studer CPA as our new independent registered auditor to audit our annual financial statements and review our annual report on Form 10-K for the year ended December 31, 2022 for $20,000, and December 31, 2023, for which he will be paid $20,000, and $15,000 for the review of our quarterly reports on Form 10-Q for the years ended December 31, 2023. Mr. Studer had previously been paid $30,000 to audit the financial statements of Exworth Union for the period from the inception of Exworth Union to September 30, 2022.

	Year Ended December 31,
	2023	2022
Audit Fees	$35,000	$50,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See Part II, Item 8

(2)	Financial Statement Schedules – None

(3)	Exhibits. The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit
Number	Description

2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 23, 2022)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-SB filed January 18, 2000)

3.3	By-Laws (Incorporated by reference to Exhibit 3.2 to Form 10-SB filed January 18, 2000)

4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 23, 2022)

10.1	Master Loan Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 23, 2022)

10.2	Master Pledge Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 23, 2022)

10.3	Addendum to Master Loan Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 23, 2022)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K filed March 7, 2023)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 8-K filed December 23, 2022)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: March 26, 2024	By:	/s/ YUANYUAN HUANG
YUANYUAN HUANG
Treasurer and Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	March 26, 2024
John P. O’Shea	(Principal Executive Officer)

/s/ YUANYUAN HUANG	Secretary, Treasurer, Director	March 26, 2024
Yuanyuan Huang	(Principal Financial Officer)

/s/ WEI HUANG	Director	March 26, 2024
Wei Huang

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2023 and December 31, 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2023 and for the period from March 16, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2023 and December 31, 2022 and the results of their operations and cash flows for the year ended December 31, 2023 and for the period from March 16, 2022 (inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notte 1 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 11 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2022 in order to retroactively reflect the guidance in SEC staff Accounting Bulletin No. 121 relating to crypto-assets collateral.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C. (PCAOB ID 822)

Freeport, New York

March 26, 2024

We have served as the Company’s auditor since 2022.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
		(As restated - Note 11)
Assets
Cash	$54,169	$241,727
Collateral receivable due from lender	4,230,078	1,653,100
Loan receivable	1,374,691	1,374,691
Accrued interest receivable	11,456	11,456
Prepaid expenses	1,946	-
Total assets	$5,672,340	$3,280,974

Liabilities and shareholders’ equity (deficit)
Liabilities
Accounts payable and accrued expenses	$12,260	$30,055
Due to related party (noninterest bearing, due on demand)	2,500	15,000
Note payable, net of unamortized origination fee of $3,761 and $10,704	1,384,815	1,377,872
Digital asset collateral due to customer	4,230,078	1,653,100
Total liabilities	5,629,653	3,076,027

Shareholders’ Equity
Common stock, $$0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of December 31, 2023 and 2022	6,675	6,675
Additional paid-in capital	353,736	353,736
Accumulated deficit	(317,724)	(155,464)
Total shareholders’ equity (deficit)	42,687	204,947
Total liabilities and shareholders’ equity (deficit)	$5,672,340	$3,280,974

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	From March 16, 2022 (Inception) through December 31, 2022
		(As restated - Note 11)
Revenues
Loan administrative service fees	$3,950	$-
Interest income	54,988	25,203
Total revenues	58,938	25,203

Operating expenses
Selling, general and administrative expenses	179,541	161,574
Total operating expenses	179,541	161,574
Loss from operations	(120,603)	(136,371)

Other (expense), net
Interest expense	(34,714)	(15,911)
Amortization of loan origination fee	(6,943)	(3,182)
Total other (expense), net	(41,657)	(19,093)

(Loss) before income taxes provision (benefit)	(162,260)	(155,464)
Income taxes expense (benefit)	-	-

Net (loss)	$(162,260)	$(155,464)

Net (loss) per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	6,675,000	6,675,000

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at March 16, 2022 (inception)	-	$-	$-	$-	$-
Sale of Common Stock	3,960,000	3,960	346,140	-	350,100
Net assets of strategic Acquisitions, Inc. (accounting acquiree in connection with reverse acquisition by Exworth Union Inc) at December 22, 2022	2,715,000	2,715	7,596		10,311
Net loss (as restated - Note 11)	-	-	-	(155,464)	(155,464)
Balance at December 31, 2022 (as restated - Note 11)	6,675,000	$6,675	$353,736	$(155,464)	$204,947
Net loss	-	-	-	(162,260)	(162,260)
Balance at December 31, 2023	6,675,000	$6,675	$353,736	$(317,724)	$42,687

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	From March 16, 2022 (Inception) through December 31, 2022
		(As restated - Note 11)
Cash flows from operating activities:
Net (loss)	$(162,260)	$(155,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan origination fees	6,943	3,182
Change in operating assets and liabilities:		-
Interest receivable	-	(11,456)
Prepaid expenses	(1,946)	-
Accounts payable and accrued expenses	(17,795)	30,055
Net cash provided by (used in) operating activities	(175,058)	(133,683)

Cash flows from investing activities:
Loan receivable	-	(1,374,691)
Cash received in connection with reverse acquisition of Strategic Acquisition, Inc.	-	10,311
	-	(1,364,380)

Cash flows from financing activities:
Proceeds from note payable	-	1,374,690
Proceeds from sale of common stock	-	350,100
Proceeds from loan from related party	-	15,000
Repayment of due to related party	(12,500)	-
Net cash provided by (used in) financing activities	(12,500)	1,739,790

Net change in cash and cash equivalents	(187,558)	241,727

Cash, beginning of period	241,727	-
Cash, end of period	$54,169	$241,727

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,036	$8,679
Income taxes	$-	$-
Non-cash investing and financing activities
Non-cash collateral receivable due from lender and repledged collateral due to customer	$-	$2,158,254

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of December 31, 2023 and 2022, the only digital asset the Company accepted as collateral was Bitcoin. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

Going Concern Uncertainty

The accompanying consolidated Financial Statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2023, the Company had cash of $54,169 and a shareholders’ equity of $42,687. For the year ended December 31, 2023 and for the period March 16, 2022 (inception) to December 31, 2022, the Company had losses from operations of $120,603 and $136,371, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management plans to seek debt and/or equity financing to operate until such times as the Company has established sufficient ongoing revenues to cover its costs. However, there is no assurance that management will be successful in accomplishing its plan. These financial statements do not include any adjustment relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should be the Company be unable to continue as a going concern,

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) within its Accounting Standards Codification (“ASC”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”)

Principles of consolidation

These accompanying consolidated financial statements include the financial statements of STQN and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of December 31, 2023 and 2022, the Company had no uninsured balances on deposit at banks.

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

A receivable is recorded to represent the obligation of the third-party lender to return the repledged collateral to the Company. A payable is also recorded to represent the Company’s obligation to return the collateral back to the customer. The receivable and the liability are recorded at fair value and marked to market on a quarterly basis.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”), which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities at currently enacted tax rates. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is not more likely than not that some portion, or all, of a deferred tax asset will be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that tax position. The second step is to measure a tax position that meets the more likely than not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent period in which the threshold is met. The Company will continue to monitor its tax positions in the applicable jurisdictions and adjust this liability accordingly. The Company has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no uncertain tax positions related to federal and state income taxes existed as of December 31, 2023 and 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of the allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. The new standard was effective for the Company for fiscal years beginning after December 15, 2022. The adoption of ASU 2019-12 did not have a significant effect on the Company’s financial statements.

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

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3
Assets
Collateral receivable due from lender	$-	$4,230,078	$-
Liabilities
Digital asset collateral due to customer	$-	$4,230,078	$-

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3
Assets
Collateral receivable due from lender	$-	$1,653,100	$-
Liabilities
Digital asset collateral due to customer	$-	$1,653,100	$-

The Company determined the fair value per Bitcoin to be $42,300 and $16,531 on December 31, 2023 and 2022, respectively, using the price provided at 8:00 p.m., New York Time by the Digital Asset Exchange Market considered to be the Company’s principal market (Fed Reserve Coinbase Bitcoin).

Note 4– Collateralized Loans Receivable and Allowance for Loan Losses

As of December 31, 2023 and 2022, the Company had one loan receivable in the principal amount of $1,374,691. The receivable bears interest at 4% per annum, is due in July 2024, and is secured by 100 Bitcoins.

At the time of origination, loans are secured and over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of December 31, 2023 and 2022, the only digital asset the Company accepted as collateral was Bitcoin. Borrowers make principal payments at maturity and make interest payments quarterly. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s collateral wallet (the “The Company’s Custody Wallet”) and funds are disbursed to the borrower’s bank account. During the term of the loan, the Company may repledge a borrower’s collateral and move it out of the Company’s Custody Wallet. Total borrower collateral repledged of $4,230,078 and $1,653,100 is presented at fair value on the Balance Sheet as of December 31, 2023 and 2022, respectively. During the term of the loan, borrowers are required to maintain a certain level of loan to value (“LTV”) ratio, which is the loan amount divided by real time fair value of the collateral. If at any time the LTV reaches the LTV margin call level, borrowers are required to deposit additional collateral with the Company so that the LTV drops to the required level. According to its loan agreements, the Company has the ability to sell or liquidate a borrower’s collateral assets to repay its loan principal if a margin call is not cured as required under the contractual terms. If the threshold for collateral liquidation is surpassed, the Company may liquidate a portion or all of the collateral assets. The liquidation handling fee is generally 2.00% of the principal amount of the loan. Since inception, the Company has not received any liquidation fees.

The Company does not recognize its digital asset-backed loans extended as sale transactions as defined by FASB ASC 860. Upon the maturity of a digital asset-backed loan, the Company expects to receive back the borrowed amount it originally extended as a loan plus borrower fees and any unpaid interest and to return the borrower’s collateral. The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of $11,456 is presented on the Balance Sheet as of December 31, 2023 and 2022. Loans are secured by digital assets which are the collateral for loans. The Company originates loans at various LTVs to over-collateralize each loan. A margin call notice is triggered when the LTV exceeds 85% of the current collateral value at which time the Company notifies the borrower to post additional collateral or make a payment to cure the margin call to reduce the LTV to under 85% within 24 hours of notice (unless the LTV reverts back to 85% within 2 business days). Otherwise, the Company may at its sole and absolute discretion sell, transfer, liquidate or otherwise dispose of all or a part of the collateral and apply the net proceeds to the discharge of the borrower’s obligations. A summary of loans receivable by expected future cash flows is presented below:

Future Principal Payments As Of
Receipt of Payments	December 31, 2023
0 to 12 months	$1,374,691
12 to 24 months	-
Total	$1,374,691

The LTV ratio on the one loan receivable at December 31, 2023 and 2022 was 32% and 83%, respectively.

On December 31, 2023 and 2022, the fair value of the collateral received to secure the loan receivable balance was $ 4,230,078 and $1,653,100, respectively. As of December 31, 2023 and 2022, all the collateral balance was repledged, resulting in a corresponding liability of $4,230,078 and $1,653,100, respectively, which is included as “Digital asset collateral due to customer” on the Balance Sheet. There is a risk that financings made with borrower collateral could be worth less than the underlying borrower collateral, in which case the Company would have to purchase additional digital assets to repay the borrowers’ collateral.

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

As of December 31, 2023 and 2022, management has not liquidated any collateral and the Company has not incurred any losses on the outstanding portfolio. The Company also over collateralizes its loans with digital assets, which allow the Company to liquidate the pledged collateral for an amount at least equal to the principal owed. As of December 31, 2023 and 2022, the Company had one loan receivable and this loan had a 32% and 83% LTV, respectively. As a result, the Company recorded no allowance for loan losses as of December 31, 2023 and 2022.

Note 5 - Collateral Receivable

Digital Asset Collateral Receivable

In July 2022, the Company repledged its customer collateral by entering into a master loan agreement with a counterparty lender (see Note 6). In accordance with ASC 860, upon repledging, the Company recognizes an asset for the collateral receivable from the counterparty (within “Collateral receivable” on the balance sheet) and a liability for the collateral due to customer. Upon adoption of SAB 121, all customer collateral, whether it is repledged or not, is recorded as an asset of the Company on the balance sheet. The liability to return the collateral to the customer is also recorded. Under SAB 121, both the asset and liability relating to the collateral is recorded at fair value and marked to market on a quarterly basis. As of December 31, 2023 and 2022, both the balance of the digital asset collateral receivable and the balance of the digital asset collateral due to customer (at fair value) was $4,230,078 and $1,653,100, respectively.

Note 6 – Note Payable

On July 14, 2022, the Company entered and executed a master loan agreement with a lender. The loan has a term of 24 months and bears an interest rate of 2.5%. The loan is non-recourse and collateralized using repledged customer collateral. The net balance on the loan as of December 31, 2023 and 2022 is $1,384,815 ($1,388,576 net of an unamortized origination fee of $3,761) and $1,377,872 ($1,388,576 net of an unamortized origination fee of $10,704), respectively, with 100 Bitcoins as collateral. The balance of collateral included in collateral receivable due from lender on the Balance Sheet is $4,230,078 and $1,653,100 at December 31, 2023 and 2022, respectively.

The following table summarizes the Company’s notes payable:

		December 31, 2023
	Currency	Note Issued	Note Payments	Balance as of December 31, 2023
Note Payable	USD	$1,388,576	$-	$1,388,576

		December 31, 2022
	Currency	Note Issued	Note Payments	Balance as of December 31, 2022
Note Payable	USD	$1,388,576	$-	$1,388,576

A summary of notes payable by expected future cash repayments is presented below.

Repayment of Notes Payable	Future Repayment as of December 31, 2023
0 to 12 months	$1,388,576
12 to 24 months	-
Total	$1,388,576

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

Note 8- Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	For the Year ended December 31, 2023	From March 16, 2022 (Inception) through December 31, 2022

Current	$-	$-
Deferred	-	-
Total provision for (benefit from) income taxes	$-	$-

The reconciliation between income taxes at the U.S. federal statutory rates of 21% and the amount recorded in the accompanying consolidated financial statements is as follows:

	For the Year ended December 31, 2023	From March 16, 2022 (Inception) through December 31, 2022

Computed “expected” tax expense (benefit) (United States statutory rate)	(34,075)	(32,647)
Increase (decrease) in tax expense resulting from:
State tax expense (benefit), net of Federal tax effect	(10,980)	(13,992)
Change in valuation allowance	45,055	46,639
Effective rate	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31, 2023	December 31, 2022

Deferred income tax assets:

Net operating loss carryforwards	$206,735	$161,680
Less: Valuation allowance	(206,735)	(161,680)
Total deferred income tax assets	-	-

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

For United States income tax purposes, STQN has a net operating loss carry forward of approximately $568,000 at December 31, 2023 (approximately $206,000 of which expires in varying amounts from 2024 to 2037). Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Income tax returns for tax years 2020, 2021, and 2022 remain subject to examination by the Internal Revenue Service.

Union has a United States net operating loss carry forward of approximately $291,000 at December 31, 2023.

Note 9 –Related Party Transactions

			For the year ended,
Name	Relationship	Nature	December 31, 2023

Exworth Global Inc.	An entity controlled by Exworth Holdings Inc., a majority shareholder of Exworth Management LLC	Loan administrative services fees	$3,950

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

Concentration Risk

One borrower represented 100% of the Company’s total loan receivable balance at December 31, 2023 and 2022 and 100% of the Company’s total interest income for the year ended December 31, 2023 and for the period March 16, 2022 (inception) through December 31, 2022.

One lender represented 100% of the Company’s note payable balance at December 31, 2023 and 2022 and 100% of the Company’s total interest expense for the year ended December 31, 2023 and for the period March 16, 2022 (inception) through December 31, 2022 .

Note 11 – Restatement of previously issued financial statements

The Company has restated the consolidated financial statements at December 31, 2022 and for the period March 16, 2022 (inception) through December 31, 2022 (which were included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 7, 2023) in order to retroactively reflect the guidance in SEC Staff Accounting Bulletin No. 121.

As previously reported, upon the Company’s repledging of its borrower customer collateral to its lender in 2022, the Company recorded both the collateral receivable due from lender asset and the digital asset collateral due to customer liability at the $2,158,254 fair value of the collateral at the date of the Company’s repledging of the collateral. At December 31, 2022, the Company adjusted the digital asset collateral due to customer liability (but not the collateral receivable due from lender asset) to the $1,653,100 fair value of the collateral at December 31, 2022 and recognized a $505,154 fair value adjustment on repledged collateral.

As restated, in accordance with SEC Staff Accounting Bulletin No. 121, the Company has adjusted the collateral receivable due from lender asset at December 31, 2022 from $2,158,254 to the $1,653,100 fair value of the collateral at December 31, 2022 and eliminated the $505,154 fair value adjustment on repledged collateral.

The effect of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2022 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Cash	$241,727	$-	$241,727
Collateral receivable due from lender	2,158,254	(505,154)	1,653,100
Loan receivable	1,374,691	-	1,374,691
Accrued interest receivable	11,456	-	11,456
Total assets	$3,786,128	$(505,154)	$3,280,974

Accounts payable and accrued expenses	$30,055	$-	$30,055
Due to related party	15,000	-	15,000
Note payable, net	1,377,872	-	1,377,872
Digital asset collateral due to customer	1,653,100	-	1,653,100
Deferred income tax liability	101,018	(101,018)	-
Total liabilities	3,177,045	(101,018)	3,076,027

Common stock	6,675	-	6,675
Additional paid-in capital	353,736	-	353,736
Retained earnings (accumulated deficit)	248,672	(404,136)	(155,464)
Total shareholders’ equity	609,083	(404,136)	204,947
Total liabilities and shareholders’ equity	$3,786,128	$(505,154)	$3,280,974

The effect of the restatement adjustments on the Consolidated Statement of Operations for the period March 16, 2022 (inception) through December 31, 2022 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(136,371)	$-	$(136,371)
Fair value adjustment on repledged collateral	505,154	(505,154)	-
Interest expense	(15,911)	-	(15,911)
Amortization of loan origination fee	(3,182)	-	(3,182)

Income (Loss) before income taxes provision (benefit)	349,690	(505,154)	(155,464)
Income taxes expense (benefit)	101,018	(101,018)	-
Net income (loss)	$248,672	$(404,136)	$(155,464)
Net income (loss) per share-basic and diluted	$0.04	$(0.06)	$(0.02)

