Form 10-Q
period 2024-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2024-11-01
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024

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

There were 6,675,000 shares of the registrant’s common stock outstanding as of as of November 1, 2024.

STRATEGIC ACQUISITIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash	$25,757	$54,169
Collateral receivable due from lender	-	4,230,078
Loan receivable	-	1,374,691
Accrued interest receivable	-	11,456
Prepaid expenses	1,645	1,946
Total assets	$27,402	$5,672,340

Liabilities and shareholders’ equity (deficit)
Liabilities
Accounts payable and accrued expenses	$15,000	$12,260
Due to related party (noninterest bearing, due on demand)	65,621	2,500
Note payable, net of unamortized origination fee of $3,761 at December 31, 2023	-	1,384,815
Digital asset collateral due to customer	-	4,230,078
Total liabilities	80,621	5,629,653

Shareholders’ Equity
Common stock, $$0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of September 30,2024 and December 31, 2023	6,675	6,675
Additional paid-in capital	353,736	353,736
Accumulated deficit	(413,630)	(317,724)
Total shareholders’ equity (deficit)	(53,219)	42,687
Total liabilities and shareholders’ equity (deficit)	$27,402	$5,672,340

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
		(As restated - Note 11)		(As restated - Note 11)		(As restated - Note 11)
Revenues
Loan administrative service fees	$-	$-	$-	$3,950	$-	3,950
Interest income	16,177	13,747	43,671	41,241	27,494	27,494
Total revenues	16,177	13,747	43,671	45,191	27,494	31,444

Operating expenses
Selling, general and administrative expenses	44,388	33,892	117,012	132,229	72,624	98,337
Total operating expenses	44,388	33,892	117,012	132,229	72,624	98,337
Loss from operations	(28,211)	(20,145)	(73,341)	(87,038)	(45,130)	(66,893)

Other (expense), net
Interest expense	(1,447)	(8,679)	(18,804)	(26,036)	(17,357)	(17,357)
Amortization of loan origination fee	(290)	(1,736)	(3,761)	(5,207)	(3,471)	(3,471)
Total other (expense), net	(1,737)	(10,415)	(22,565)	(31,243)	(20,828)	(20,828)

(Loss) before income taxes provision (benefit)	(29,948)	(30,560)	(95,906)	(118,281)	(65,958)	(87,721)
Income taxes expense (benefit)	-	-	-	-	-	-

Net (loss)	$(29,948)	$(30,560)	$(95,906)	$(118,281)	$(65,958)	(87,721)

Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)	$(0.01)	(0.01)
Weighted average shares outstanding - basic and diluted	6,675,000	6,675,000	6,675,000	6,675,000	6,675,000	6,675,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	(Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at December 31, 2023	6,675,000	$6,675	$353,736	$(317,724)	$42,687
Net loss	-	-	-	(43,450)	(43,450)
Balance at March 31, 2024 (Unaudited)	6,675,000	$6,675	$353,736	$(361,174)	$(763)
Net loss	-	-	-	(22,508)	(22,508)
Balance at June 30, 2024 (Unaudited)	6,675,000	$6,675	$353,736	$(383,682)	$(23,271)
Net loss	-	-	-	(29,948)	(29,948)
Balance at September 30, 2024 (Unaudited)	6,675,000	$6,675	$353,736	$(413,630)	$(53,219)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at December 31, 2022	6,675,000	$6,675	$353,736	$(155,464)	$204,947
Net loss	-	-	-	(58,002)	(58,002)
Balance at March 31, 2023 (as restated - Note 11) (Unaudited)	6,675,000	$6,675	$353,736	$(213,466)	$146,945
Net loss	-	-	-	(29,719)	(29,719)
Balance at June 30, 2023 (as restated - Note 11) (Unaudited)	6,675,000	$6,675	$353,736	$(243,185)	$117,226
Net loss	-	-	-	(30,560)	(30,560)
Balance at September 30, 2023 (as restated - Note 11) (Unaudited)	6,675,000	$6,675	$353,736	$(273,745)	$86,666

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30 2024	Nine Months Ended September 30, 2023
		(As restated - Note 11)
Cash flows from operating activities:
Net (loss)	$(95,906)	$(118,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan origination fees	3,761	5,207
Change in operating assets and liabilities:
Prepaid expenses	300	(2,696)
Interest receivable	11,456	-
Accounts payable and accrued expenses	2,741	(19,794)
Net cash (used in) operating activities	(77,648)	(135,564)

Cash flows from investing activities:
Collection of loan receivable	1,374,691	-
Net cash provided by investing activities	1,374,691	-

Cash flows from financing activities:
Repayment of note payable	(1,388,576)	-
Proceeds from (repayment of) due to related party	63,121	(12,500)
Net cash provided by (used in) financing activities	(1,325,455)	(12,500)

Net change in cash and cash equivalents	(28,412)	(148,064)

Cash,beginning of period	54,169	241,727
Cash, end of period	$25,757	$93,663

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,911	$26,036
Income taxes	$-	$-

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of September 30, 2024, there are no loans receivable outstanding and no digital assets collateral. As of December 31, 2023, the only digital asset the Company accepted as collateral was Bitcoin. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

Going Concern Uncertainty

The accompanying unaudited interim condensed consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2024, the Company had cash of $25,757 and a shareholders’ deficit of $53,219. For the three months ended September 30, 2024 and 2023, the Company had losses of $29,948 and $30,560, respectively. For the nine months ended September 30, 2024 and 2023, the Company had losses of $95,906 and $118,281, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management plans to seek debt and/or equity financing to operate until such times as the Company has established sufficient ongoing revenues to cover its costs. However, there is no assurance that management will be successful in accomplishing its plan. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should be the Company be unable to continue as a going concern,

Note 2 – Summary of Significant Accounting Policies

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

The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of September 30, 2024 and December 31, 2023, the Company had no uninsured balances on deposit at banks.

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that tax position. The second step is to measure a tax position that meets the more likely than not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent period in which the threshold is met. The Company will continue to monitor its tax positions in the applicable jurisdictions and adjust this liability accordingly. The Company has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no uncertain tax positions related to federal and state income taxes existed as of September 30, 2024 and December 31, 2023.

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

The following table presents the fair value hierarchy for those assets and liabilities the Company measured at fair value on a recurring basis:

September 30, 2024
Fair Value Measurements
	Level 1	Level 2	Level 3
Assets
Collateral receivable due from lender	$-	$-	$-
Liabilities
Digital asset collateral due to customer	$-	$-	$-

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3
Assets
Collateral receivable due from lender	$-	$4,230,078	$-
Liabilities
Digital asset collateral due to customer	$-	$4,230,078	$-

The Company determined the fair value per Bitcoin to be $42,300 on December 31, 2023, using the price provided at 8:00 p.m., New York Time by the Digital Asset Exchange Market considered to be the Company’s principal market (Fed Reserve Coinbase Bitcoin).

Note 4– Collateralized Loans Receivable and Allowance for Loan Losses

On July 10, 2024, Union collected its loan receivable of $1,374,691. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender and returned to the borrower.

As of December 31, 2023, the Company had one loan receivable in the principal amount of $1,374,691. The receivable bore interest at 4% per annum, was due in July 2024, and was secured by 100 Bitcoins.

At the time of origination, loans are secured and over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of September 30, 2024 there were no loans receivable outstanding and no digital assets collateral. As of December 31, 2023, the only digital asset the Company accepted as collateral was Bitcoin. Borrowers make principal payments at maturity and make interest payments quarterly. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s collateral wallet (the “The Company’s Custody Wallet”) and funds are disbursed to the borrower’s bank account. During the term of the loan, the Company may repledge a borrower’s collateral and move it out of the Company’s Custody Wallet. Total borrower collateral repledged of $4,230,078 is presented at fair value on the Balance Sheet as of December 31, 2023. During the term of the loan, borrowers are required to maintain a certain level of loan to value (“LTV”) ratio, which is the loan amount divided by real time fair value of the collateral. If at any time the LTV reaches the LTV margin call level, borrowers are required to deposit additional collateral with the Company so that the LTV drops to the required level. According to its loan agreements, the Company has the ability to sell or liquidate a borrower’s collateral assets to repay its loan principal if a margin call is not cured as required under the contractual terms. If the threshold for collateral liquidation is surpassed, the Company may liquidate a portion or all of the collateral assets. The liquidation handling fee is generally 2.00% of the principal amount of the loan. Since inception, the Company has not received any liquidation fees.

The Company does not recognize its digital asset-backed loans extended as sale transactions as defined by FASB ASC 860. Upon the maturity of a digital asset-backed loan, the Company expects to receive back the borrowed amount it originally extended as a loan plus borrower fees and any unpaid interest and to return the borrower’s collateral. The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of nil and $11,456 is presented on the Balance Sheet as of September 30, 2024 and December 31, 2023. Loans are secured by digital assets which are the collateral for loans. The Company originates loans at various LTVs to over-collateralize each loan. A margin call notice is triggered when the LTV exceeds 85% of the current collateral value at which time the Company notifies the borrower to post additional collateral or make a payment to cure the margin call to reduce the LTV to under 85% within 24 hours of notice (unless the LTV reverts back to 85% within 2 business days). Otherwise, the Company may at its sole and absolute discretion sell, transfer, liquidate or otherwise dispose of all or a part of the collateral and apply the net proceeds to the discharge of the borrower’s obligations. A summary of loans receivable by expected future cash flows is presented below:

The LTV ratio on the one loan receivable at December 31, 2023 was 32%..

On December 31, 2023, the fair value of the collateral received to secure the loan receivable balance was $4,230,078. As of December 31, 2023, all the collateral balance was repledged, resulting in a corresponding liability of $4,230,078, which is included as “Digital asset collateral due to customer” on the Balance Sheet. There is a risk that financings made with borrower collateral could be worth less than the underlying borrower collateral, in which case the Company would have to purchase additional digital assets to repay the borrowers’ collateral.

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

As of September 30, 2024, management has not liquidated any collateral and the Company has not incurred any losses on the outstanding portfolio. The Company also over collateralizes its loans with digital assets, which allow the Company to liquidate the pledged collateral for an amount at least equal to the principal owed. As of December 31, 2023, the Company had one loan receivable and this loan had a 32% LTV. As a result, the Company recorded no allowance for loan losses as of December 31, 2023. On July 10, 2024, Union collected its loan receivable of $1,374,691. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender and returned to the borrower.

Note 5 - Collateral Receivable

Digital Asset Collateral Receivable

In July 2022, the Company repledged its customer collateral by entering into a master loan agreement with a counterparty lender (see Note 6). In accordance with ASC 860, upon repledging, the Company recognizes an asset for the collateral receivable from the counterparty (within “Collateral receivable” on the balance sheet) and a liability for the collateral due to customer. Upon adoption of SAB 121, all customer collateral, whether it is repledged or not, is recorded as an asset of the Company on the balance sheet. The liability to return the collateral to the customer is also recorded. Under SAB 121, both the asset and liability relating to the collateral is recorded at fair value and marked to market on a quarterly basis. As of December 31, 2023, both the balance of the digital asset collateral receivable and the balance of the digital asset collateral due to customer (at fair value) was $ $4,230,078. On July 10, 2024, Union collected its loan receivable of $1,374,691. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender and returned to the borrower.

Note 6 – Note Payable

On July 14, 2022, the Company entered and executed a master loan agreement with a lender. The loan had a term of 24 months and bore an interest rate of 2.5%. The loan was non-recourse and collateralized using repledged customer collateral. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender. The net balance on the loan as of December 31, 2023 was $1,384,815 ($1,388,576 net of an unamortized origination fee of $3,761), with 100 Bitcoins as collateral. The balance of collateral included in collateral receivable due from lender on the Balance Sheet was $0 and $4,230,078 at September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the Company’s note payable:

		September 30, 2024
	Currency	Note Issued	Note Payments	Balance as of September 30, 2024
Note Payable	USD	$1,388,576	$(1,388,576)	$-

		December 31, 2023
	Currency	Note Issued	Note Payments	Balance as of December 31, 2023
Note Payable	USD	$1,388,576	$-	$1,388,576

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

Note 8- Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	For the Three and Nine months ended September 30, 2024	For the Three and Nine months ended September 30, 2023

Current	$-	$-
Deferred	-	-
Total provision for (benefit from) income taxes	$-	$-

The reconciliation between income taxes at the U.S. federal statutory rate of 21% and the amount recorded in the accompanying unaudited interim condensed consolidated financial statements is as follows:

	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023

Computed “expected” tax expense (benefit) (United States statutory rate)	(20,140)	(24,839)
Increase (decrease) in tax expense resulting from:
State tax expense (benefit), net of Federal tax effect	(5,537)	(9,099)
Change in valuation allowance	25,677	33,938
Effective rate	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	September 30, 2024	December 31, 2023
Deferred income tax assets:

Net operating loss carryforwards	$232,412	$206,735
Less: Valuation allowance	(232,412)	(206,735)
Total deferred income tax assets	-	-

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

For United States income tax purposes, STQN has a net operating loss carry forward of approximately $603,000 at September 30, 2024 (approximately $206,000 of which expires in varying amounts from 2024 to 2037). Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Income tax returns for tax years 2021, 2022, and 2023 remain subject to examination by the Internal Revenue Service.

Union has a United States net operating loss carry forward of approximately $353,000 at September 30, 2024.

Note 9 –Related Party Transactions

Revenues

			For the nine months ended,
Name	Relationship	Nature	September 30, 2023

Exworth Global Inc.	An entity controlled by Exworth Holdings Inc., a majority shareholder of Exworth Management LLC	Loan administrative services fees	$3,950

Due to related party

			As of	As of
Name	Relationship	Nature	September 30, 2024	December 31, 2023

Exworth Management LLC	Controlling shareholder of the Company	Advances received from and operations expense paid on behalf of the Company, interest free, due on demand	$65,621	2,500

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

Concentration Risk

One borrower represented 100% of the Company’s total loan receivable balance at December 31, 2023 and 100% of the Company’s total interest income for the three and nine months ended September 30, 2024 and 2023.

One lender represented 100% of the Company’s note payable balance at December 31, 2023 and 100% of the Company’s total interest expense for the three and nine months ended September 30, 2024 and 2023.

There was no borrower and lender as of September 30, 2024.

Note 11 – Restatement of Previously Issued Financial Statements

The Company has restated the unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2023 (which were included in the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2023) in order to retroactively reflect the guidance in SEC Staff Accounting Bulletin No. 121. The Company has previously restated its financial statements as of December 31, 2022 and for the period March 16, 2022 (inception) through December 31, 2022 (which were included in the Company’s December 31, 2023 Form 10-K filed with the SEC on March 26, 2024).

As previously reported, upon the Company’s repledging of its borrower customer collateral to its lender in 2022, the Company recorded both the collateral receivable due from lender asset and the digital asset collateral due to customer liability at the $2,158,254 fair value of the collateral at the date of the Company’s repledging of the collateral in 2022. At September 30, 2023 and December 31, 2022, the Company adjusted the digital asset collateral due to customer liability (but not the collateral receivable due from lender asset) to the $2,695,940 and $1,653,100 fair values of the collateral at September 30, 2023 and December 31, 2022, respectively.

As restated, in accordance with SEC Staff Accounting Bulletin No. 121, the Company has adjusted the collateral receivable due from lender asset at September 30, 2023 and December 31, 2022 from $2,158,254 to the $2,695,940 and $1,653,100 fair values of the collateral at September 30, 2023 and December 31, 2022, respectively, and eliminated the $351,642 and (1,042,840) fair value adjustments on repledged collateral for the three and nine months ended September 30, 2023.

The effect of the restatement adjustments on the Consolidated Statement of Operations for the nine months ended September 30, 2023 follows:

	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(87,038)	$-	$(87,038)
Fair value adjustment on repledged collateral	(1,042,840)	1,042,840	-
Interest expense	(26,036)	-	(26,036)
Amortization of loan origination fee	(5,207)	-	(5,207)

Income (Loss) before income taxes provision (benefit)	(1,161,121)	1,042,840	(118,281)
Income taxes expense (benefit)	(262,324)	262,324	-
Net income (loss)	$(898,797)	$780,516	$(118,281)
Net income (loss) per share-basic and diluted	$(0.13)	$0.11	$(0.02)

Note 12 – Subsequent Events

On October 31, 2024, following a review of corporate law developments and market practices, the board of directors approved and adopted an amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), effective as of November 1, 2024. Among other updates, the Amended and Restated Bylaws authorize the issuance of uncertificated shares for some or all classes or series of the Company’s stock.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose or recognize in the accompanying financial statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Effective December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) whereby we acquired all of the outstanding shares of Exworth Union and it became our wholly-owned subsidiary. Immediately prior to consummation of the Merger Agreement Exworth Management owned 74% of our outstanding shares of common stock and 91% of the outstanding shares of Exworth Union. Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income. The transaction effected through the Merger Agreement was accounted for as a reverse recapitalization. Exworth Union was determined to be the accounting acquirer and we, Strategic, were treated as the acquired company for financial reporting purposes

The discussion below pertains to our financial results for the three months and nine months ended September 30, 2024 and for the period commencing March 16, 2022, the date Exworth Union was formed and ending March 31, 2022. For a discussion and analysis of our financial condition and results of operations prior to the formation of Exworth Union please refer to filings made with the U.S. Securities and Exchange Commission before consummation of the Merger Agreement.

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

Results of Operations

Revenue

Interest income, our major source of income, was $16,177 and $43,671 for the three and nine months ended September 30, 2024, respectively, and $13,747 and $41,241 for the three and nine months ended September 30, 2023. On July 15, 2024, Union collected its loan receivable of $1,374,691 and repaid its note payable of $1,388,576 and the 100 Bitcoins collateral was returned from lender and returned to the borrower. As of December 31, 2023, we have 1 loan in our loan portfolio, a consumer loan secured by Bitcoin. The LTV ratio of our loan portfolio as of December 31, 2023 was 32%. The LTV ratio has as high as 35% and as low as 19% during the nine months ended September 30, 2024.

Loan admin service income, was nil for the three and nine months ended September 30, 2024, and nil and $3,950 for the three and nine months ended September 30, 2023. The Company provides loan admin services to a related party. The Company serves as a third party that acts as a liaison between the lender and borrower of a loan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2024 were $44,388 and $117,012, respectively, for the three and nine months ended September 30, 2023 were $33,892 and $132,229. For the three and nine months ended September 30, 2024 and 2023, it primarily includes legal, accounting and other professional expense related to company’s daily operation.

Interest Expense

Interest expense was $1,447 and $18,804 for the three and nine months ended September 30, 2024, respectively, and $8,679 and $26,036 for the three and nine months ended September 30, 2023, incurred pursuant to a master loan agreement we entered with a U.S. based lender. The loan has a term of 24 months with quarterly interest-only payments with principal to be paid at maturity. No margin call was initiated by our lender during the period from inception of the loan to July 15, 2024.

Amortization of Loan Origination Fee

Our lender charged a 1% origination fee of the principal amount that we borrowed. The origination fee was deducted from the loan principal and will be amortized evenly through the loan term. Total amortization of loan origination fee for the three and nine months ended September 30, 2024 was $290 and $3,761, respectively, and $1,736 and $5,207 for the three and nine months ended September 30, 2023.

Net Loss

Our net loss was $29,948 and $95,906, respectively, for the three and nine months ended September 30, 2024, respectively, and $30,560 and $118,281 for the three and nine months ended September 30, 2023. Among the more significant factors that may cause our net income to vary from period to period are: 1) the number of loans; 2) the interest rates that we charge our borrowers; 3) the interest rate that we pay to our lenders; 4) the fair market value of collateral held by us or pledged to our lenders; and 5) The allowance for loan loss of our loans.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash of $25,757 and $54,169, respectively. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. To date, we have financed our operations through a private placement of equity raising approximately $350,000. We also entered into a master loan agreement with a U.S. based lender. The loan is non-recourse and collateralized by pledging our customers’ collateral. The balance on the loan as of September 30, 2024 and December 31, 2023 is $0 and $1,384,815, net of unamortized origination fee of $0 and $3,761, respectively, and collateralized with 100 Bitcoins.

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

Cash Flow

The following summarizes key components of our cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months Ended September 30, 2024	For the nine months Ended September 30, 2023
Net cash (used in) operating activities	(77,648)	$(135,564)
Net cash provided by investing activities	1,374,691	-
Net cash (used in) provided by financing activities	(1,325,455)	(12,500)
Net decrease in cash	(28,412)	(148,064)
Cash, beginning	54,169	241,727
Cash, ending	25,757	$93,663

Operating Activities

Cash used in operating activities resulted primarily from operating expenses for the operation of our digital asset-backed loan business as well as general and administrative expenses.

Net cash used in operating activities was $77,648 for the nine months ended September 30, 2024. Cash consumed in operations reflects our net loss of $(95,906), and net against of changes in prepaid expense $300, interest receivable $11,456 and accounts payable and accrued expenses of $2,741.

Net cash used in operating activities was $135,564 for the nine months ended September 30, 2023. Cash consumed in operations reflects our net loss of $(118,281), and changes in prepaid expense $2,696 and accounts payable and accrued expenses of $19,794.

Investing Activities

Net cash provided by investing activities was $1,374,691 for the nine months ended September 30, 2024 as the collection of loan receivable in July 2024. There were no investing activities for the nine months ended September 30, 2023.

Financing Activities

Net cash (used in) financing activities was $1,325,455 and $12,500, respectively, for the nine months ended September 30, 2024, which related to the proceeds of $63,121 from Exworth Management for business operation and repayment of notes payable of $1,388,576 in July 2024, and for the nine months ended September 30, 2023, which related to the repayment of $12,500 from Exworth Management for business operation.

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

ITEM 4 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Management, including our President and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024, with the following aspects being noted as the potential material weakness: due to the lack of an oversight committee, insufficient accounting personnel for appropriate segregation of duties and a lack of personnel with familiarity with U. S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Amended and Restated Bylaws

On October 31,, 2024, following a review of corporate law developments and market practices, the board of directors approved and adopted an amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), effective as of November 1, 2024. Among other updates, the Amended and Restated Bylaws authorize the issuance of uncertificated shares for some or all classes or series of the Company’s stock.

The foregoing description of the amendments effected by the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description

3.1	Amended and Restated Bylaws

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.

Date: November 1, 2024	By:	/s/ YUANYUAN HUANG
YUANYUAN HUANG
Secretary and
Treasurer Office

