Form 10-K
period 2024-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2025-02-05
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $312,072 based on 891,635 outstanding shares of common stock held by non-affiliates and the last reported price of $0.35 on June 30, 2023.

There were 6,675,000 shares of the registrant’s common stock outstanding as of February 5, 2025

DOCUMENTS INCORPORATED BY REFERENCE:

None

STRATEGIC ACQUISITIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

As a result of the acquisition of Exworth Union we are now engaged in providing loans collateralized by digital assets. Our loan business is currently limited due to the early stage of the digital asset industry, changing economic conditions and the need to more fully develop a proprietary software technology platform, or the “Platform,” to facilitate the origination and servicing of digital asset-backed loans, and as of December 31, 2024, we do not have a definitive timeline for completing the development of the Platform, due to the lack of funding and personnel. Our target customers are small businesses and individuals that hold intangible assets including digital currencies seeking loans secured by such assets. We intend to provide term loans to these enterprises and individuals which are collateralized with intangible assets, such as Bitcoin. We intend to generate revenue from interest income and transaction-based services fees. We intend to design the Platform to originate and service loans backed by various assets. Nevertheless, to date, Bitcoin is the only asset we have accepted as collateral for a loan and we intend to focus on the market for loans secured by digital currencies for the immediate future.

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

Crypto Wallet Providers

We engaged a crypto custody service provided by Aegis Trust Company till July, 2024, a South Dakota public trust company, to hold the digital assets as collateral. We rely on our custody service provider to maintain and secure its crypto wallet service for our operations and to provide its services in accordance with applicable laws and regulations. As the only outstanding loan had been repaid in July, 2024, we stopped this service to reduce our operation cost.

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

Employees

As of January 31, 2025, we have engaged two consultants as executive managers for administrative work.

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

We expect our Company’s business model to continue to evolve and our future business may different from our current business.

Our industry is characterized by experimentation, changing customer needs, and frequent introductions of new products and services. As FinTech industry and digital asset and blockchain technologies become more widely available, we expect the services and products associated with them to continue to rapidly evolve, and our future business may different from our current business as the result of adopting of new information technology. Thus, in order to stay current with the industry, our business model may need to evolve as well. From time to time, we may materially modify aspects of our business model relating to our product and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not harm our business. If changes to our business model are not successful, or if we fail to make appropriate changes, it would have a material adverse effect on our business, prospects or operations and potentially on our ability to continue as a going concern.

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

As an early-stage company, our business activity is very limited, and as of December 31, 2024, we have zero outstanding loan as the only loan was fully repaid in July 2024. And if we cannot expand our borrower base or obtain sufficient funding, our revenue and business model may be adversely affected.

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

ITEM 2. Properties

We share office space at 51 JFK Parkway Suite 135, Short Hills, NJ 07078 with Exworth Management LLC at a rate of approximately $1,800 per month. For the reporting period ended on December 31, 2024, this rent expense was paid by Exworth Management LLC at no cost to us. This arrangement could change or terminate at any time.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. Our common stock is subject to quotation on the OTC Pink marketplace under the symbol STQN. The following table shows the quarterly high and low bid prices during the years ended December 31, 2024 and 20232 as reported by Bloomberg, LP. These prices reflect inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Inter-dealer bid quotations for Common Stock
	High	Low
Year Ended December 31, 2024
First Quarter	$0.313	$0.313
Second Quarter	0.341	0.301
Third Quarter	0.35	0.262
Fourth Quarter	0.35	0.262
Year Ended December 31, 2023
First Quarter	$0.57	$0.4501
Second Quarter	0.313	0.3129
Third Quarter	0.313	0.301
Fourth Quarter	0.313	0.313

As of January 31, 2025, there were approximately 58 holders of record and 80 beneficial owners of our common stock.

Dividend Policy. We have never declared a dividend and anticipate that we will not pay any cash dividends at any time in the foreseeable future.

The Company does not have an equity compensation plan.

The Company did not repurchase any equity securities during the fiscal year ended on December 31, 2024.

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

Recent Sales of Unregistered Securities

For the reporting period ended on December 31, 2024, we have no sales of unregistered securities.

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

The discussion below pertains to our financial results for the year ended December 31, 2024 and for the year ended December 31, 2023. For a discussion and analysis of our financial condition and results of operations prior to the formation of Exworth Union please refer to filings made with the U.S. Securities and Exchange Commission before consummation of the Merger Agreement.

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

Results of Operations

Revenue

Interest income, our major source of income, was $43,671 for the year ended December 31, 2024, and $54,988 for year ended December 31, 2023. As of December 31, 2024 and 2023, we have nil and one loan in our loan portfolio, a consumer loan secured by Bitcoin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $145,820 for the year ended December 31, 2024, and $179,541 for the period from the year ended December 31, 2023. It primarily includes the legal and various professional expenses related to our daily operation.

Interest Expense

Interest expense was $18,804 for the year ended December 31, 2024, and $34,714 for the the year ended December 31, 2023, incurred pursuant to a master loan agreement we entered with a U.S. based lender. The loan has a term of 24 months with quarterly interest-only payments with principal to be paid at maturity. No margin call was initiated by our lender during the period from inception of the loan to December 31, 2024.

Amortization of Loan Origination Fee

Our lender charged a 1% origination fee of the principal amount that we borrowed. The origination fee was deducted from the loan principal and will be amortized evenly through the loan term. Total amortization of loan origination fee was $3,761 for the year ended December 31, 2024, and $6,943 for the the year ended December 31, 2023.

Net Income and Loss

Our net loss was $124,714 and $162,260 for the year ended December 31, 2024 and 2023, respectively. Among the more significant factors that may cause our net income (loss) to vary from period to period are: 1) the number of loans; 2) the interest rates that we charge our borrowers; 3) the interest rate that we pay to our lenders; and 4) The allowance for loan loss of our loans. The net loss incurred in 2024 was primarily attributable to the size of our loan portfolio, which is not large enough to cover our operating expenses.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, we had cash of $23,281 and $54,169, respectively. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. To date, we have financed our operations through equity financing and advances from related parties.

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

Cash Flow

The following summarizes key components of our cash flows for the years ended December 31, 2024 and 2023:

	For the year Ended December 31, 2024	For the Year Ended December 31, 2023
Net cash (used in) operating activities	$(110,124)	$(175,058)
Net cash from (used in) investing activities	1,374,691	-
Net cash provided by (used in) financing activities	(1,295,455)	(12,500)
Net (decrease) increase in cash	(30,888)	(187,558)
Cash, beginning	54,169	241,727
Cash, ending	$23,281	$54,169

Operating Activities

Cash used in operating activities resulted primarily from operating expenses for the operation of our digital asset-backed loan business as well as general and administrative expenses. Net cash used in operating activities was $110,124 for the year ended December 31, 2024, which was primarily attributable to our net loss of $124,714, partially offset by a decrease in interest receivable and prepaid expenses.

Net cash used in operating activities was $ 175,058 for the year ended December 31, 2023, which was primarily attributable to our net loss of $162,260 and a decrease of accounts payable and accrued expenses in the amount of $17,795.

Investing Activities

Net cash from investing activities was $1,374,691 and nil for the year ended December 31, 2024 and 2023 as we collected outstanding loan from the borrower in relation to our digital assets backed loan business.

Financing Activities

Net cash used in financing activity was $1,295,455 for the year ended December 31, 2024, which was primarily attributable to the repayment of loan to our digital assets customer, partially offset by loan proceeds of $93,121 from our related party in support of our operation. Net cash used in financing activities was $12,500 for the year ended December 31, 2023, which related to the repayment to Exworth Management for business operation advance from them.

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

Market Price Risk of Bitcoin. As of December 31, 2024, we have nil outstanding loan and nil bitcoin repledged, and our exposure to the swings of market price changes in bitcoin is nil.

If the Company decides to issue new bitcoin loans, our business will be exposed to the swings of market price changes in bitcoin, as discussed in Note 5, Collateral Receivable in the Consolidated Financial Statement.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Management, including our President and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, with the following aspects being noted as the potential material weakness: due to the lack of an oversight committee, insufficient accounting personnel for appropriate segregation of duties and a lack of personnel with familiarity with U. S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amended and Restated Bylaws

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

PART III

ITEM 10. DIRECTORS， EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The following is a list of directors and executive officers of the Company as of December 31, 2024, their ages and positions within our Company.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Title
John P. O’Shea	68	President and Director
Dr. Yuanyuan Huang	45	Treasurer, Secretary and Director
Dr. Wei Huang	45	Director

John P. O’Shea, 68, has been our President and a director since 2004. Mr. O’Shea has been Chairman of Global Alliance Securities LLC since 2010. Since 1997, Mr. O’Shea has been an officer and director of Westminster Securities Corp, currently serving as Chairman, CEO and a Director. Mr. O’Shea holds a BA and MA in Economics from the University of Cincinnati. Mr. O’Shea serves as our Principal Executive Officer for purposes of the Sarbanes-Oxley Act of 2002, and he is Certified Fraud Examiner (CFE) awarded by The Association of Certified Fraud Examiners (ACFE) in October 2024.

Dr. Yuanyuan Huang, 45, became a director of our Company and our Secretary and Treasurer on August 31, 2022. Dr. Huang has been a managing partner of Exworth Management LLC, a private investment firm, since January 2021. He has also served as the Managing Member of Funding, LLC, a consulting firm providing information technology consulting services, since 2018. From August 2019 to September 2022, Dr. Huang served as a director and the CFO/COO of UTXO Acquisition Inc., a special purpose acquisition company, and from October 2021 to November 2022, he was VP of Business Development at Roxe Group Inc., a fintech company. From October 2018 to September 2020, Dr. Huang served as a Venture Partner of Efund City LLC, a fintech company, and was a member of the Investment Committee of Efund City Metro Income Fund LLC, a real estate investment company. From 2008 to 2018, Dr. Huang worked at several boutique brokerage firms. Dr. Huang holds a Ph.D. in Physics from the College of William and Mary and a master’s degree in Finance from George Washington University. Mr. Huang serves as our Principal Financial Officer for purposes of the Sarbanes-Oxley Act of 2002.

Dr. Wei Huang, 45, became a director of our Company on August 31, 2022. Dr. Huang has been a managing partner of Exworth Management LLC, a private investment firm, since January 2021. He has served as the CTO of Cogobuy Group, an e-Commerce company since 2018 and was the founder of BlockIoT, a cloud tech company. From August 2019 to September 2022, he served as the Chairman and CEO of UTXO Acquisition Inc., a special purpose acquisition company. In 2017 he founded Board of Dake Data, LTD, a Shenzhen-based company with a proprietary AI, Blockchain and Cloud computing solution, which he continues to serve as Chairman of the Board. From 2013 to 2018, Dr. Huang worked at ION Geophysical as a technical advisor for various oil and gas projects. Dr. Huang holds a bachelor’s degree from the University of Science and Technology of China, a master’s degree in mathematics from the University of Wisconsin and a PhD degree in Geophysics from the University of Houston. Dr. Huang has published more than a dozen papers and holds two international patents.

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

During the year ended December 31, 2024 and 2023, A total of $60,000 management compensation was paid to Mr. John O’Shea for his consulting service as our President on the monthly basis. And a total of $52,500 management compensation was paid to Dr. Yuanyuan Huang, for his consulting service as our Treasurer, Secretary, on a quarterly basis. We did not pay any director fees to our directors. Each of our officers and directors may from time to time be reimbursed for out-of-pocket expenses incurred on our behalf. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee. Its officers, John O’Shea and Yuanyuan Huang, and director Wei Huang, participate in deliberations of the board of directors concerning executive officer compensation.

The compensation information in the below table reflects amounts paid during the fiscal years ended December 31, 2024 and 2023. Because Exworth Union was formed in March 2022, there was no activity to report for the year ended December 31, 2021, with respect to its officers and directors. The table reflects amounts paid to our current and officers and directors.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (1) ($)	Non-equity Incentive Plan Information ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

John O’Shea	2024	30,000	-	-		-	-	-	-
President	2023	30,000	-	-	-	-	-	-	-

Yuanyuan Huang Secretary and Treasurer	2024	22,500	-	-	-	-	-	-	-
	2023	30,000-	-	-	-	-	-	-	-

Wei Huang Director	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

(1) The Company issued an aggregate of 150,000 warrants to purchase shares of common stock to John P. O’Shea, Marika Tonay and Jonathan Braun in consideration for their services. The 37,129 warrants issued to John P. O’Shea, the 734 warrants issued to Marika Tonay, and the 112,137 warrants issued to Jonathan Braun had a fair value as of the date of grant of $14,456, $286 and $43,658, respectively. The warrants vested immediately and are exercisable for a period of 5 years from issuance at an initial purchase price of $1.20 per share, subject to adjustment and registration rights. Marika Tonay, who served as our Secretary/Treasurer until her resignation on August 31. 2022, and Johnathan Braun, who was a director prior to his resignation on August 31, 2022

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our common stock as of January 31, 2025 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. As of January 31, 2025, we had outstanding 6,675,000 shares of our Common Stock and warrants to purchase 150,000 shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of January 31, 2025, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Exworth Management LLC(1)	5,613,000		84.1%
World Class Global Technology PTE. LTD. (2)	360,000		5.4%
Directors and Executive Officers:
John P. O’Shea(3)	170,365	(3)	2.5%
Dr. Yuanyuan Huang	-	(1)
Dr. Wei Huang	-	(1)
All directors and executive officers as a group	170,365	(1)(2)	2.5%

(1)	Dr. Yuanyuan Huang and Dr. Wei Huang each serves as a Manager of Exworth Management LLC and may be deemed a beneficial owner of the 5,613,000 shares of our Company held by Exworth Management LLC as to which each of them disclaims any beneficial ownership.
(2)	According to the Schedule 13G filed on January 3, 2023, Zhang Yueiiao is the Chief Executive Officer of World Class Global Technology PTE. LTD. (“World Class”), which is a private company limited by shares organized in Singapore. As such, Mr. Zhang may be deemed a beneficial owner of the shares of our common stock held by World Class. by World Class Global Technology PTE. LTD. The principal business address of World Class is 65 Cairnhill Road #17-02, Ritz-Carlton Residences (Singapore) 229721.
(3)	Includes 18,565 shares of common stock that may be acquired upon exercise of warrants at a price of $1.20 per share.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

In July and November, 2024, the company borrowed $50,000 and $30,000 non-interested bear as its working capital loan for its daily operation from Exworth Management LLC, our majority shareholder.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

We engaged Michael Studer CPA as our independent registered auditor to audit our annual financial statements and review our annual report on Form 10-K for the year ended December 31, 2023 for which he was paid $20,000, and $15,000 for the review of our quarterly reports on Form 10-Q for the year ended December 31, 2023. We continue the engagement with Michael Studer CPA for the year ended December 31, 2024 for which he will be paid $15,000, and was paid $15,000 for the review of our quarterly reports on Form 10-Q for the year ended December 31, 2024.

	Year Ended December 31,
	2024	2023
Audit Fees	$30,000	$35,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See Part II, Item 8

(2)	Financial Statement Schedules – None

(3)	Exhibits. The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit
Number	Description

2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 23, 2022)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-SB filed January 18, 2000)

3.3	By-Laws (Incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 1, 2024)

4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 23, 2022)

10.1	Master Loan Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 23, 2022)

10.2	Master Pledge Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 23, 2022)

10.3	Addendum to Master Loan Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 23, 2022)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K filed March 7, 2023)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 8-K filed December 23, 2022)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: February 5, 2025	By:	/s/ YUANYUAN HUANG
YUANYUAN HUANG
Treasurer and Secretary and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. O’SHEA	President, Director	February 5, 2025
John P. O’Shea	(Principal Executive Officer)

/s/ YUANYUAN HUANG	Secretary, Treasurer, Director	February 5, 2025
Yuanyuan Huang	(Principal Financial Officer)

/s/ WEI HUANG	Director	February 5, 2025
Wei Huang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Acquisitions, Inc. (the “Company”) as of December 31, 2024 and December 31, 2023 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31,2024 and December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Strategic Acquisitions, Inc. as of December 31, 2024 and December 31, 2023 and the results of their operations and cash flows for the years ended December 31, 2024 and December 31, 2023 in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C. (PCAOB ID 822)

Freeport, New York
February 5, 2025

We have served as the Company’s auditor since 2022.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Cash	$23,281	$54,169
Collateral receivable due from lender	-	4,230,078
Loan receivable	-	1,374,691
Accrued interest receivable	-	11,456
Prepaid expenses	865	1,946
Total assets	$24,146	$5,672,340

Liabilities and shareholders’ equity (deficit)
Liabilities
Accounts payable and accrued expenses	$10,552	$12,260
Due to related party (noninterest bearing, due on demand)	95,621	2,500
Note payable, net of unamortized origination fee of $3,761 at December 31, 2023	-	1,384,815
Digital asset collateral due to customer	-	4,230,078
Total liabilities	106,173	5,629,653

Shareholders’ Equity
Common stock, $$0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of December 31, 2024 and 2023	6,675	6,675
Additional paid-in capital	353,736	353,736
Accumulated deficit	(442,438)	(317,724)
Total shareholders’ equity (deficit)	(82,027)	42,687
Total liabilities and shareholders’ equity (deficit)	$24,146	$5,672,340

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Revenues
Loan administrative service fees	$-	$3,950
Interest income	43,671	54,988
Total revenues	43,671	58,938

Operating expenses
Selling, general and administrative expenses	145,820	179,541
Total operating expenses	145,820	179,541
Loss from operations	(102,149)	(120,603)

Other (expense), net
Interest expense	(18,804)	(34,714)
Amortization of loan origination fee	(3,761)	(6,943)
Total other (expense), net	(22,565)	(41,657)

(Loss) before income taxes provision (benefit)	(124,714)	(162,260)
Income taxes expense (benefit)	-	-

Net (loss)	$(124,714)	$(162,260)

Net (loss) per share - basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding - basic and diluted	6,675,000	6,675,000

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

					Total
	Common Stock		Additional	(Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit)	Equity (Deficit)
Balance at December 31, 2022	6,675,000	$6,675	$353,736	$(155,464)	$204,947
Net loss	-	-	-	(162,260)	(162,260)
Balance at December 31, 2023	6,675,000	$6,675	$353,736	$(317,724)	$42,687
Net loss	-	-	-	(124,714)	(124,714)
Balance at December 31, 2024	6,675,000	$6,675	$353,736	$(442,438)	$(82,027)

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Cash flows from operating activities:
Net (loss)	$(124,714)	$(162,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan origination fees	3,761	6,943
Change in operating assets and liabilities:
Prepaid expenses	1,080	(1,946)
Interest receivable	11,456	-
Accounts payable and accrued expenses	(1,707)	(17,795)
Net cash (used in) operating activities	(110,124)	(175,058)

Cash flows from investing activities:
Collection of loan receivable	1,374,691	-
Net cash provided by investing activities	1,374,691	-

Cash flows from financing activities:
Repayment of note payable	(1,388,576)	-
Proceeds from (repayment of) due to related party	93,121	(12,500)
Net cash provided by (used in) financing activities	(1,295,455)	(12,500)

Net change in cash and cash equivalents	(30,888)	(187,558)

Cash,beginning of period	54,169	241,727
Cash, end of period	$23,281	$54,169

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,911	$26,036
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of December 31, 2024, there are no loans receivable outstanding and no digital assets collateral. As of December 31, 2023, the only digital asset the Company accepted as collateral was Bitcoin. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2024, the Company had cash of $23,281 and a shareholders’ deficit of $82,027. For the year ended December 31, 2024 and 2023, the Company had losses of $124,714 and $162,260, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management plans to seek debt and/or equity financing to operate until such times as the Company has established sufficient ongoing revenues to cover its costs. However, there is no assurance that management will be successful in accomplishing its plan. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern,

Note 2 – Summary of Significant Accounting Policies

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

The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of December 31, 2024 and December 31, 2023, the Company had no uninsured balances on deposit at banks.

Borrower Collateral and Custody Assets

The Company requires loans to have certain collateral levels at origination and throughout the term of the loan. The loan agreement with each borrower specifies that the borrower transfers and assigns to the Company the collateral together with all rights and interests attached or accruing thereto (including without limitation accrued dividends and distributions declared, made or paid after the relevant date of delivery). Borrowers deposit the collateral into a 3rd party designated custody wallet address that is under the control of the Company. Although the Company maintains control of the collateral, according to the loan agreement entered between each borrower and the Company, the borrower has the unilateral ability to cause the Company to return the collateralized digital assets upon full repayment of the loan, related borrower fees and other applicable fees at maturity. As a result, the transfer of digital assets by a borrower does not qualify as a sale.

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that tax position. The second step is to measure a tax position that meets the more likely than not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent period in which the threshold is met. The Company will continue to monitor its tax positions in the applicable jurisdictions and adjust this liability accordingly. The Company has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no uncertain tax positions related to federal and state income taxes existed as of December 31, 2024 and December 31, 2023.

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

December 31, 2024
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

At the time of origination, loans are secured and over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of December 31, 2024 there were no loans receivable outstanding and no digital assets collateral. As of December 31, 2023, the only digital asset the Company accepted as collateral was Bitcoin. Borrowers make principal payments at maturity and make interest payments quarterly. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s collateral wallet (the “The Company’s Custody Wallet”) and funds are disbursed to the borrower’s bank account. During the term of the loan, the Company may repledge a borrower’s collateral and move it out of the Company’s Custody Wallet. Total borrower collateral repledged of $4,230,078 is presented at fair value on the Balance Sheet as of December 31, 2023. During the term of the loan, borrowers are required to maintain a certain level of loan to value (“LTV”) ratio, which is the loan amount divided by real time fair value of the collateral. If at any time the LTV reaches the LTV margin call level, borrowers are required to deposit additional collateral with the Company so that the LTV drops to the required level. According to its loan agreements, the Company has the ability to sell or liquidate a borrower’s collateral assets to repay its loan principal if a margin call is not cured as required under the contractual terms. If the threshold for collateral liquidation is surpassed, the Company may liquidate a portion or all of the collateral assets. The liquidation handling fee is generally 2.00% of the principal amount of the loan. Since inception, the Company has not received any liquidation fees.

The Company does not recognize its digital asset-backed loans extended as sale transactions as defined by FASB ASC 860. Upon the maturity of a digital asset-backed loan, the Company expects to receive back the borrowed amount it originally extended as a loan plus borrower fees and any unpaid interest and to return the borrower’s collateral. The Company values its collateralized outstanding loans at par, shown at principal values. Interest receivable on loans in the amount of $0 and $11,456 is presented on the Balance Sheet as of December 31, 2024 and December 31, 2023. Loans are secured by digital assets which are the collateral for loans. The Company originates loans at various LTVs to over-collateralize each loan. A margin call notice is triggered when the LTV exceeds 85% of the current collateral value at which time the Company notifies the borrower to post additional collateral or make a payment to cure the margin call to reduce the LTV to under 85% within 24 hours of notice (unless the LTV reverts back to 85% within 2 business days). Otherwise, the Company may at its sole and absolute discretion sell, transfer, liquidate or otherwise dispose of all or a part of the collateral and apply the net proceeds to the discharge of the borrower’s obligations.

The LTV ratio on the one loan receivable at December 31, 2023 was 32%.

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

As of December 31, 2024, management has not liquidated any collateral and the Company has not incurred any losses on the outstanding portfolio. The Company also over collateralizes its loans with digital assets, which allow the Company to liquidate the pledged collateral for an amount at least equal to the principal owed. As of December 31, 2023, the Company had one loan receivable and this loan had a 32% LTV. As a result, the Company recorded no allowance for loan losses as of December 31, 2023. On July 10, 2024, Union collected its loan receivable of $1,374,691. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender and returned to the borrower.

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

Note 6 – Note Payable

On July 14, 2022, the Company entered and executed a master loan agreement with a lender. The loan had a term of 24 months and bore an interest rate of 2.5%. The loan was non-recourse and collateralized using repledged customer collateral. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender. The net balance on the loan as of December 31, 2023 was $1,384,815 ($1,388,576 net of an unamortized origination fee of $3,761), with 100 Bitcoins as collateral. The balance of collateral included in collateral receivable due from lender on the Balance Sheet was $0 and $4,230,078 at December 31, 2024 and December 31, 2023, respectively.

The following table summarizes the Company’s note payable:

		December 31, 2024
	Currency	Note Issued	Note Payments	Balance as of December 31, 2024
Note Payable	USD	$1,388,576	$(1,388,576)	$-

		December 31, 2023
	Currency	Note Issued	Note Payments	Balance as of December 31, 2023
Note Payable	USD	$1,388,576	$-	$1,388,576

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

Note 8- Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Current	$-	$-
Deferred	-	-
Total provision for (benefit from) income taxes	$-	$-

The reconciliation between income taxes at the U.S. federal statutory rate of 21% and the amount recorded in the accompanying consolidated financial statements is as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Computed “expected” tax expense (benefit) (United States statutory rate)	(26,190)	(34,075)
Increase (decrease) in tax expense resulting from:
State tax expense (benefit), net of Federal tax effect	(7,283)	(10,980)
Change in valuation allowance	33,473	45,055
Effective rate	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31, 2024	December 31, 2023
Deferred income tax assets:

Net operating loss carryforwards	$240,207	$206,735
Less: Valuation allowance	(240,207)	(206,735)
Total deferred income tax assets	-	-

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

For United States income tax purposes, STQN has a net operating loss carry forward of approximately $612,000 at December 31, 2024 (approximately $206,000 of which expires in varying amounts from 2024 to 2037). Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Income tax returns for tax years 2021, 2022, and 2023 remain subject to examination by the Internal Revenue Service.

Union has a United States net operating loss carry forward of approximately $372,000 at December 31, 2024.

Note 9 –Related Party Transactions

Revenues

			For year ended,
Name	Relationship	Nature	December 31, 2023

Exworth Global Inc.	An entity controlled by Exworth Holdings Inc., a majority shareholder of Exworth Management LLC	Loan administrative services fees	$3,950

Due to related party

			As of	As of
Name	Relationship	Nature	December 31, 2024	December 31, 2023

Exworth Management LLC	Controlling shareholder of the Company	Advances received from and operations expense paid on behalf of the Company, interest free, due on demand	$95,621	2,500

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

Concentration Risk

One borrower represented 100% of the Company’s total loan receivable balance at December 31, 2023 and 100% of the Company’s total interest income for years ended December 31, 2024 and 2023.

One lender represented 100% of the Company’s note payable balance at December 31, 2023 and 100% of the Company’s total interest expense for the years ended December 31, 2024 and 2023.

There was no borrowers or lenders as of December 31, 2024.

Note 11– Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose or recognize in the accompanying financial statements.

