Form 10-Q
period 2025-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2025-05-09
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

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

There were 6,675,000 shares of the registrant’s common stock outstanding as of as of May 2, 2025

STRATEGIC ACQUISITIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash	$6,287	$23,281
Prepaid expenses	-	865
Total assets	$6,287	$24,146

Liabilities and shareholders’ equity (deficit)
Liabilities
Accounts payable and accrued expenses	$10,537	$10,552
Due to related party (noninterest bearing, due on demand)	102,821	95,621
Total liabilities	113,358	106,173

Shareholders’ Equity
Common stock, $$0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	6,675	6,675
Additional paid-in capital	353,736	353,736
Accumulated deficit	(467,482)	(442,438)
Total shareholders’ equity (deficit)	(107,071)	(82,027)
Total liabilities and shareholders’ equity (deficit)	$6,287	$24,146

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenues
Loan administrative service fees	$-	$-
Interest income	-	13,747
Total revenues	-	13,747

Operating expenses
Selling, general and administrative expenses	25,044	46,782
Total operating expenses	25,044	46,782
Loss from operations	(25,044)	(33,035)

Other (expense), net
Interest expense	-	(8,679)
Amortization of loan origination fee	-	(1,736)
Total other (expense), net	-	(10,415)

(Loss) before income taxes provision (benefit)	(25,044)	(43,450)
Income taxes expense (benefit)	-	-

Net (loss)	$(25,044)	$(43,450)

Net (loss) per share - basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding - basic and diluted	6,675,000	6,675,000

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	(Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at December 31, 2024	6,675,000	$6,675	$353,736	$(442,438)	$(82,027)
Net loss	-	-	-	(25,044)	(25,044)
Balance at March 31, 2025 (Unaudited)	6,675,000	$6,675	$353,736	$(467,482)	$(107,071)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance at December 31, 2023	6,675,000	$6,675	$353,736	$(317,724)	$42,687
Net loss	-	-	-	(43,450)	(43,450)
Balance at March 31, 2024 (Unaudited)	6,675,000	$6,675	$353,736	$(361,174)	$(763)

The accompanying notes are an integral part of these condensed consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Cash flows from operating activities:
Net (loss)	$(25,044)	$(43,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan origination fees	-	1,736
Change in operating assets and liabilities:
Prepaid expenses	864	(2,360)
Accounts payable and accrued expenses	(14)	22,442
Net cash (used in) operating activities	(24,194)	(21,632)

Cash flows from financing activities:
Proceeds from related party	7,200	3,120
Net cash provided by (used in) financing activities	7,200	3,120

Net change in cash and cash equivalents	(16,994)	(18,512)

Cash,beginning of period	23,281	54,169
Cash, end of period	$6,287	$35,657

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$8,679
Income taxes	$-	$-

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of March 31, 2025 and December 31, 2024, there are no loans receivable outstanding and no digital assets collateral.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2025, the Company had cash of $6,287 and a shareholders’ deficit of $107,071. For the three months ended March 31, 2025 and 2024, the Company had losses of $25,044 and $43,450, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Management plans to seek debt and/or equity financing to operate until such times as the Company has established sufficient ongoing revenues to cover its costs. However, there is no assurance that management will be successful in accomplishing its plan. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern,

Note 2 – Summary of Significant Accounting Policies

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 10-K filed with the SEC pursuant to Section 12(g) under the Securities Exchange Act of 1934, on February 5, 2025.

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

The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of March 31, 2025 and December 31, 2024, the Company had no uninsured balances on deposit at banks.

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that tax position. The second step is to measure a tax position that meets the more likely than not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent period in which the threshold is met. The Company will continue to monitor its tax positions in the applicable jurisdictions and adjust this liability accordingly. The Company has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no uncertain tax positions related to federal and state income taxes existed as of March 31, 2025 and December 31, 2024.

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

At the time of origination, loans are secured and over-collateralized with digital assets the Company determines from time to time to be acceptable collateral. As of March 31, 2025 and December 31, 2024 there were no loans receivable outstanding and no digital assets collateral. Borrowers make principal payments at maturity and make interest payments quarterly. The interest rate is set by the Company and is impacted by loan terms and amounts. Once a loan application is approved, a loan is created when a borrower sends collateral to the Company’s collateral wallet (the “The Company’s Custody Wallet”) and funds are disbursed to the borrower’s bank account. During the term of the loan, the Company may repledge a borrower’s collateral and move it out of the Company’s Custody Wallet. During the term of the loan, borrowers are required to maintain a certain level of loan to value (“LTV”) ratio, which is the loan amount divided by real time fair value of the collateral. If at any time the LTV reaches the LTV margin call level, borrowers are required to deposit additional collateral with the Company so that the LTV drops to the required level. According to its loan agreements, the Company has the ability to sell or liquidate a borrower’s collateral assets to repay its loan principal if a margin call is not cured as required under the contractual terms. If the threshold for collateral liquidation is surpassed, the Company may liquidate a portion or all of the collateral assets. The liquidation handling fee is generally 2.00% of the principal amount of the loan. Since inception, the Company has not received any liquidation fees.

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

As of March 31, 2025 and December 31, 2024, management has not liquidated any collateral and the Company has not incurred any losses on the outstanding portfolio. The Company also over collateralizes its loans with digital assets, which allow the Company to liquidate the pledged collateral for an amount at least equal to the principal owed. On July 10, 2024, Union collected its loan receivable of $1,374,691. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender and returned to the borrower.

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

Note 6 – Note Payable

On July 14, 2022, the Company entered and executed a master loan agreement with a lender. The loan had a term of 24 months and bore an interest rate of 2.5%. The loan was non-recourse and collateralized using repledged customer collateral. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender. The net balance on the loan as of December 31, 2023 was $1,384,815 ($1,388,576 net of an unamortized origination fee of $3,761), with 100 Bitcoins as collateral. The balance of collateral included in collateral receivable due from lender on the Balance Sheet was $0 at March 31, 2025 and December 31, 2024.

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

Note 8- Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Current	$-	$-
Deferred	-	-
Total provision for (benefit from) income taxes	$-	$-

The reconciliation between income taxes at the U.S. federal statutory rate of 21% and the amount recorded in the accompanying consolidated financial statements is as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Computed “expected” tax expense (benefit) (United States statutory rate)	(5,259)	(9,125)
Increase (decrease) in tax expense resulting from:
State tax expense (benefit), net of Federal tax effect	(2,058)	(2,820)
Change in valuation allowance	7,318	11,945
Effective rate	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	March 31, 2025	December 31, 2024
Deferred income tax assets:

Net operating loss carryforwards	$247,525	$240,207
Less: Valuation allowance	(247,525)	(240,207)
Total deferred income tax assets	-	-

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

For United States income tax purposes, STQN has a net operating loss carry forward of approximately $614,000 at March 31, 2025 (approximately $206,000 of which expires in varying amounts from 2025 to 2037). Current United States income tax law limits the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Income tax returns for tax years 2022, 2023, and 2024 remain subject to examination by the Internal Revenue Service.

Union has a United States net operating loss carry forward of approximately $395,000 at December 31, 2024.

Note 9 –Related Party Transactions

Due to related party

			As of	As of
Name	Relationship	Nature	March 31, 2025	December 31, 2024

Exworth Management LLC	Controlling shareholder of the Company	Advances received from and operations expense paid on behalf of the Company, interest free, due on demand	$102,821	95,621

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

Concentration Risk

One borrower represented 100% of the Company’s total interest income for the three months ended March 31, 2024.

One lender 100% of the Company’s total interest expense for the three months ended March 31, 2024.

There was no borrowers or lenders as of December 31, 2024 and March 31, 2025.

Note 11– Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose or recognize in the accompanying financial statements.

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

Results of Operations

Revenue

Interest income, our major source of income, was $nil and 8,679 for the three months ended March 31, 2025 and 2024. On July 10, 2024, Union collected its loan receivable of $1,374,691.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were $25,044 and $46,782, respectively. For the three months ended March 31, 2025 and 2024, it primarily includes legal, accounting and other professional expense related to company’s daily operation.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 was nil and $8,679, respectively, incurred pursuant to a master loan agreement we entered with a U.S. based lender. The loan has a term of 24 months with quarterly interest-only payments with principal to be paid at maturity. No margin call was initiated by our lender during the period from inception of the loan to December 31, 2022. On July 12, 2024, Union repaid its note payable of $1,388,576.

Amortization of Loan Origination Fee

Our lender charged a 1% origination fee of the principal amount that we borrowed. The origination fee was deducted from the loan principal and will be amortized evenly through the loan term. Total amortization of loan origination fee for the three months ended March 31, 2025 and 2024 was $nil and 1,736, respectively. On July 12, 2024, Union repaid its note payable of $1,388,576.

Net Loss

Our net loss was $25,044 and $43,450, respectively, for the three months ended March 31, 2025 and 2024, which was primarily driven by the increase in the price of the Bitcoin that we pledged to our lender. Among the more significant factors that may cause our net income to vary from period to period are: 1) the number of loans; 2) the interest rates that we charge our borrowers; 3) the interest rate that we pay to our lenders; 4) the fair market value of collateral held by us or pledged to our lenders; and 5) The allowance for loan loss of our loans. On July 10, 2024, Union collected its loan receivable of $1,374,691. On July 12, 2024, Union repaid its note payable of $1,388,576. On July 15, 2024, the 100 Bitcoins collateral was returned from the lender and returned to the borrower.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash of $6,287 and $23,281, respectively. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. To date, we have financed our operations through a private placement of equity raising approximately $350,000.

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

Cash Flow

The following summarizes key components of our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net cash (used in) operating activities	(24,194)	$(21,632)
Net cash (used in) provided by financing activities	7,200	3,120)
Net decrease in cash	(16,994)	(18,512)
Cash, beginning	23,281	54,169
Cash, ending	6,287	$35,657

Operating Activities

Cash used in operating activities resulted primarily from operating expenses for the operation of our digital asset-backed loan business as well as general and administrative expenses.

Net cash used in operating activities was $24,194 for the three months ended March 31, 2025. Cash consumed in operations reflects our net loss of $ (25,044), and changes in prepaid expense $864 and accounts payable and accrued expenses of $14.

Net cash used in operating activities was $21,632 for the three months ended March 31, 2024. Cash consumed in operations reflects our net loss of $(43,450), and changes in prepaid expense $2,360 and accounts payable and accrued expenses of $22,443.

Investing Activities

There were no investing activities for the three months ended March 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities was $7,200 and $3,120, respectively, for the three months ended March 31, 2025 and 2024, which related to the proceeds from Exworth Management for business operation.

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

ITEM 4 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of May 9, 2025

Management’s Report on Internal Control Over Financial Reporting

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

Management, including our President and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025, with the following aspects being noted as the potential material weakness: due to the lack of an oversight committee, insufficient accounting personnel for appropriate segregation of duties and a lack of personnel with familiarity with U. S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STRATEGIC ACQUISITIONS, INC.

Date: May 9, 2025	By:	/s/ YUANYUAN HUANG
YUANYUAN HUANG
Secretary and Treasurer Office

