Form 10-K
period 2025-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2026-04-06
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2025

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

Commission File No. 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3506506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2464 Darts Cove Way (Mount Pleasant) Charleston, South Carolina 29466
(Address of Principal Executive Offices)

(212) 495-9234
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which Registered
Common Stock, par value $0.001	STQN	OTCID

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $75,547 based on 910,200 outstanding shares of common stock held by non-affiliates and the last reported price of $0.083 on June 30, 2025.

There were 46,675,000 shares of the registrant’s common stock outstanding as of April 3, 2026

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

ITEM 1. BUSINESS

Strategic Acquisitions, Inc. (the “Company,” “we,” “us” and words of similar import) was incorporated under the laws of the State of Nevada on January 27, 1989. The Company is a private lending company that provides digital asset backed loan service to businesses. On December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) with Exworth Union Inc (“Exworth Union”) and the owners of all of its outstanding shares of capital stock — Exworth Management LLC (“Exworth Management”) and World Class Global Technology PTE LTD. (“World Class,” collectively with Exworth Management, the “Stockholders”) whereby we acquired Exworth Union (the “Merger”). Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income. Since the merger, we generated revenues from interest income and fees from loan receivable issuance. During 2023, we initiated loan administrations services and ceased providing services. During July 2024, all loan receivable issued were settled by borrowers and we have temporarily ceased lending operations from this date as of the date this SEC filing.

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

As a result of the acquisition of Exworth Union we are in the business of providing loans collateralized by digital assets. Our loan business is currently limited due to the early stage of the digital asset industry, changing economic conditions and the need to develop a proprietary software technology platform, to facilitate the origination and servicing of digital asset backed loans, and as of December 31, 2025 and 2024 we have not begun development of software due to lack of funding. Our target customers are small businesses and individuals that hold intangible assets including digital currencies seeking loans secured by such assets. We intend to provide term loans to these enterprises and individuals which are collateralized with intangible assets, such as Bitcoin. We intend to generate revenue from interest income and transaction-based services fees. We intend to design a Platform to originate and service loans backed by various assets. Nevertheless, to date, Bitcoin is the only asset we have accepted as collateral for a loan and we intend to focus on the market for loans secured by digital currencies for the immediate future.

Digital Asset-Backed Loans

Since December 22, 2022 our business objective has been to originate U.S. Dollar denominated loans, for offer loans to small business and individual borrowers who own digital assets and desire liquidity in U.S. Dollar denominated loans. We currently only provide loans to businesses and individuals outside of the United States, mainly in Asia and Europe. We serve this niche market with term loans ranging in size from $500,000 to $5,000,000. Currently, the only digital asset we are accepting as collateral is Bitcoin. Our loan agreements with borrowers permit us to sell the borrower’s collateral assets to repay the loan principal and accrued interest if a margin call is not timely cured. If the threshold for collateral liquidation is breached, we trigger a liquidation event. Liquidation events may result in fees which are passed along to the borrower. The margin requirements are determined by us and agreed to by borrowers.

Terms are set forth in loan agreements entered into with each borrower. The loans we offer have a fixed term that ranges from 3 to 36 months in duration. The loans generally require either periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan or periodic payments of interest only with a final lump sum payment of principal at the end of the loan term. Payments are due monthly or quarterly based on the contractual terms. The applicable interest rates, origination fees and liquidation fees for our loans will vary based on several factors including the originating loan-to-value ratio, the business status of the borrower, loan duration and jurisdiction.

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

Loan Agreement with Our Lenders

Exworth Union is and will be party to loan agreements with certain lenders and other strategic partners, pursuant to which it borrows U.S. dollar-based capital for use in our lending business. We may elect to enter loans secured by such digital and other assets we have the right to pledge, on such terms and conditions as may be agreed upon.

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

Crypto Wallet Providers

When operations are active we engage a crypto custody service provided by Aegis Trust Company until July of 2024, a South Dakota public trust company, to hold the digital assets as collateral. We rely on our custody service provider to maintain and secure its crypto wallet service for our operations and to provide its services in accordance with applicable laws and regulations. As the only outstanding loan had been repaid in July, 2024, we stopped this service to reduce our operation cost.

Employees

As of April 3, 2026, we have engaged two consultants as executive managers for administrative work.

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

We have a limited operating history, Have incurred operating losses since inception, generate negative cash flow from operations, and expect to continue to incur losses in the foreseeable future. Exworth Union (“lending business line”), which is the Company’s sole revenue generating entity, was incorporated in March 2022, and acquired on December 22, 2022 and has a limited history of generating revenues in its industry. This financial condition of the consolidated entity also has persisted since the acquisition date of the lending business line. We expect to continue to incur operating losses as we develop and expand our business. The extent of future losses and the timing of achieving profitability and profit positive cash flow from operations remain uncertain.

We continue to incur operating losses and have not generated positive cash flow from operations. The amounts of future losses and when, if ever, we will achieve profitability and positive cash flow from operations are uncertain.

Our former registered public accounting firm, Micheal T. Studer CPA, PCAOB registration has been revoked, and you cannot rely on his past financials.

On June 24, 2025, Michael Studer, CPA, our former auditor had his PCAOB registration permanently revoked after the accountant was found to be a repeat violator of U.S. auditing rules and standards. Michael Studer was permanently barred from being an associated person of a registered public accounting firm and his practice was stripped of its PCAOB registration. Therefore, you cannot rely on the financials prepared by Michael Studer, CPA as presented in our past filings.

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

Our industry is characterized by experimentation, changing customer needs, and frequent introductions of new products and services. As FinTech industry and digital asset and blockchain technologies become more widely available, we expect the services and products associated with them to continue to rapidly evolve, and our future business may be different from our current business as the result of adopting of new information technology. Thus, in order to stay current with the industry, our business model may need to evolve as well. From time to time, we may materially modify aspects of our business model relating to our product and service offerings. The company plans to stay in the FINTECH business and is open to acquiring an operating company in the FINTECH space. However, we cannot offer any assurance that these or any other modifications will be successful or will not harm our business. If changes to our business model are not successful, or if we fail to make appropriate changes, it would have a material adverse effect on our business, prospects or operations and potentially on our ability to continue as a going concern.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new technologies in an uncertain and evolving regulatory landscape. These risks include our potential inability to:

●	establish and maintain markets for our services and products;

●	expand the number of loans we extend and the markets in which we are able to lend, which may limit the potential market for our products and increase concentration risk;

●	identify, attract, retain and motivate qualified personnel;

●	continue to develop and upgrade our technologies to keep pace with changes in technology and regulations and with the growth of markets using digital assets and blockchain technologies;

●	develop strategic relationships and partnerships;

●	maintain our reputation and build trust with customers;

●	scale up to larger operations on a consistent basis;

●	contract for or develop the internal skills needed to master larger operational scales; and

●	sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

Our business activity is very limited and highly concentrated as an early-stage company. If we could not expand our borrower base or obtain sufficient funding, our business, operating results, and financial conditions could be adversely affected.

As an early-stage company, our business activity is very limited, and as of December 31, 2025 and 2024, we have zero outstanding loan as the only loan was fully repaid in July of 2024, if we cannot expand our borrower base or obtain sufficient funding, our revenue and business model may be adversely affected.

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

We cannot accurately estimate future quarterly revenue and operating expenses based on historical, as the loans we extend are collateralized by digital assets and because we may use those digital assets as collateral for debt that funds our business, our quarterly results are significantly impacted by and can vary widely based on the underlying value of those digital assets. Our quarterly operating results may also vary significantly based on many other factors, including:

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

To date, due to limited enforcement by U.S. and foreign regulators, many of these competitors have been able to operate while offering products and services to consumers, including in the United States and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our commitment to legal and regulatory compliance, we may not be able to effectively compete against unregulated or less regulated competitors, which may adversely impact our business, financial condition, and results of operations. We will have to expend significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate, and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.

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

The loans we make are secured solely by designated digital assets of the borrowers. We have no security interest in any other assets of the borrowers. If a borrower breaches its payment obligations under a loan, the value of the collateral may be insufficient to satisfy the full amount of the borrower’s outstanding payment obligations under the loan. At one time we were one of the few public companies offering this service, now it is commonplace and offered by companies with much larger resources. In addition, digital assets are subject to loss or theft due to cyber-attacks, and if collateral is stolen, we would have no recourse against a borrower for its payment obligations under its loan.

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

Our principal stockholders owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our principal stockholders beneficially owns approximately 86% of our common stock assuming no exercise of outstanding options. This stockholder is able to control matters requiring stockholder approval. For example, it is able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this stockholder may not always coincide with your interests, or the interests of other stockholders and it may act in a manner that advances its best interests and not necessarily those of other stockholders.

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

Board of Directors’ Oversight and Management’s Role

Our Board is ultimately responsible for overseeing cybersecurity, information security, and information technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. On an annual basis, the Board reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our director Dr. Yuanyuan Huang regularly briefed senior management and the Board of Directors on cybersecurity issues as part of our overall enterprise risk management program, which may include information regarding our exposure to privacy and cybersecurity risks deemed to have a moderate or higher business impact, even if immaterial during 2025 and 2024, to us. Dr. Yuanyuan Huang was responsible for implementing cybersecurity policies, programs, procedures, and strategies. Dr. Huang is experienced and qualified because of his education and working experience in related fields. He resigned on February 3, 2026 and on February 18, 2026, the Board of Directors of the Company appointed Jennifer L. O’Shea as directory and secretary.

ITEM 2. Properties

The Company’s principal office, and it’s only physical place of business, is located at 2464 Darts Cove Way (Mount Pleasant) Charleston, South Carolina 29466. The space is provided by the director and deemed to have no material fair value, in consideration that the company has no employees, operations, or physical assets that occupy the premises, and it presently uses the location only as its business address at no charge.

ITEM 3. Legal Proceedings

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock. Our common stock is subject to quotation on the OTCID marketplace under the symbol STQN. The following table shows the quarterly low and high bid prices during the years ended December 31, 2025 and 2024 as reported by Bloomberg, LP. These prices reflect inter-dealer bid quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Inter-dealer bid quotations for Common Stock

	Low	High
Year Ended December 31, 2025
First Quarter	$0.35	$0.35
Second Quarter	0.083	0.83
Third Quarter	0.60	0.60
Fourth Quarter	0.046	0.046
Year Ended December 31, 2024
First Quarter	$0.313	$0.313
Second Quarter	0.301	0.34
Third Quarter	0.262	0.35
Fourth Quarter	0.262	0.35

As of March 31, 2025, there were approximately 58 holders of record and 63 beneficial owners of our common stock.

Dividend Policy. We have never declared a dividend and anticipate that we will not pay any cash dividends at any time in the foreseeable future.

The Company does not have an equity compensation plan.

The Company did not repurchase any equity securities during the fiscal year ended on December 31, 2025.

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

Recent Sales of Unregistered Securities

For the reporting period ended on December 31, 2025 and 2024, we have no sales of unregistered securities.

On February 4, 2026, the Company’s Board of Directors approved the issuance of 30,000,000 new Common Shares for subscription price of $0.001 to John P. O’Shea, President/Director, Principal Financial Officer.

On February 17, 2026, the Company’s Board of Directors approved the issuance of 10,000,000 new Common Shares for subscription price of $0.001 to Jennifer L. O’Shea, Director/Secretary.

The shares to John P. O’Shea and Jennifer L. O’Shea were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under the Risk Factors, Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward- looking statements.

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

The discussion below pertains to our financial results for the year ended December 31, 2025 and 2024. For a discussion and analysis of our financial condition and results of operations prior to the formation of Exworth Union please refer to filings made with the U.S. Securities and Exchange Commission before consummation of the Merger Agreement.

Exworth Union, a Delaware corporation, was formed on March 16, 2022. It provides loans that are collateralized by digital assets including Bitcoin and accepts other types of alternative collaterals such as eCommerce account receivables, recursive payments of subscriptions, IP and copyrights, though the only form of collateral that has been accepted to date is Bitcoin. The target customers are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no access to obtain credit lines or business loans from conventional financial institutions. We provide term loans, up to two years, to these individuals and commercial enterprises.

Results of Operations

Revenue

The Company had no revenues for the year ended December 31, 2025, as compared to $43,671 in revenues for the year ended December 31, 2024. There were no revenues in 2025, as the Company did not have any loan receivable activity or outstanding balance to generate interest income or fees. Management is reassessing how to best market and manage its digital based loan programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $40,223 for the year ended December 31, 2025, which consist mostly of professional fees, and $144,822 for the period from the year ended December 31, 2024. It primarily includes the legal and various professional expenses related to our daily operations.

Interest Expense

Interest expense was $0 for the year ended December 31, 2025, and $18,804 for the year ended December 31, 2024, incurred pursuant to a master loan agreement we entered with a U.S. based lender. The loan had a term of 24 months with quarterly interest-only payments with principal to be paid at maturity. No margin call was initiated by our lender during the period from inception to the payment of the loan.

Amortization of Loan Origination Fee

Our lender charged a 1% origination fee of the principal amount that we borrowed. The origination fee was deducted from the loan principal and will be amortized evenly through the loan term. Total amortization of loan origination fee was $3,761 which was fully amortized during 2024. During the years ended December 31, 2024 and 2025, there was no loan origination fee.

Net Income and Loss

Our net loss was $40,223 and $123,716 for the year ended December 31, 2025 and 2024, respectively. Among the more significant factors that may cause our net income (loss) to vary from period to period are: 1) the number of loans (receivables and payables) issued and outstanding; 2) the interest rates that we charge our borrowers; 3) the interest rate charged by our lender; and 4) The allowance for potential non-collection of loans. In July 2024, the Company’s loan receivable portfolio was paid in full. These loans had previously represented the company’s only source of nominal income.

Liquidity and Capital Resources

As of December 31, 2025 and December 31, 2024, we had cash of $508 and $23,281, respectively. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. To date, we have financed our operations through equity financing and advances from related parties.

In assessing our liquidity, we monitor and analyze our cash-on-hand, operating and capital expenditure commitments. We report working capital of $(7,931) for the year ended December 31, 2025, which is not sufficient capital to support our operations for the next twelve months. However, if we are unable to raise additional capital, we may not be able to execute our business plan. We will use our limited personnel and financial resources in connection with developing our business plan, including developing a proprietary software platform, issuing equity or debt securities, or obtaining additional credit facilities. The issuance and sale of additional equity would result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we facilitate may also strain our operating cash flow. We have no commitments for the purchase of our equity and, should we need to raise capital, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

There are no limitations in our certificate of incorporation on our ability to borrow funds or raise funds through the issuance of capital stock to fund our working capital requirements. Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of capital stock required to facilitate our business plan may have a material adverse effect on our financial condition and future prospects, including the ability to fund our business plan. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Cash Flow

The following summarizes key components of our cash flows for the years ended December 31, 2025 and 2024:

	For the year Ended December 31, 2025	For the Year Ended December 31, 2024
Net cash (used in) operating activities	$(30,473)	$(110,124)
Net cash from (used in) investing activities	-	1,374,691
Net cash provided by (used in) financing activities	7,700	(1,295,455)
Net (decrease) increase in cash	(22,773)	(30,888)
Cash, beginning	23,281	54,169
Cash, ending	$508	$23,281

Operating Activities

Cash used in operating activities resulted primarily from operating expenses related to the company’s digital asset backed loan business, as well as general and administrative expenses. Net cash used in operating activities was $30,473 for the year ended December 31 2025 primarily attributed to a net loss of $40,223. Net cash used in operating activities was $110,124 for the year ended December 31, 2024 primarily attributed to a net loss of $123,716, partially offset by a decrease in interest receivable and prepaid expenses.

Investing Activities

There was no net cash used in investing activity for the year ended December 31, 2025. For the year ended December 31, 2024, net cash provided by investing activities as $1,374,691.

Financing Activities

Net cash used in financing activities was $7,700 for the year ended December 31, 2025, attributable to proceeds from related party. Net cash used in financing activities was $1,295,455 for the year ended December 31, 2024, primarily attributable to repayments of not payable, partially offset by proceeds from a related party.

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

Market Price Risk of Bitcoin. As of December 31, 2025, we have no outstanding loan and no bitcoin repledged, and we therefore had no exposure to the market price changes in bitcoin.

If the Company decides to issue new bitcoin loans, our business will be exposed to the swings of market price changes in bitcoin, as discussed in Note 5, Collateral Receivable in the Consolidated Financial Statement.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 3, 2025, the Board of Directors approved the dismissal of Michael T. Studer CPA P.C. (“Michael T. Studer”) as the Company’s independent registered public accounting firm.

The reports of Michael T. Studer on the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2024, and through the date of termination, July 3, 2025, there were no “disagreements” with Michael T. Studer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Michael T. Studer would have caused Michael T. Studer to make reference thereto in its reports on the consolidated financial statement for such years. During the fiscal year ended December 31, 2024, and through July 3, 2025, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report. Michael T. Studer is not currently permitted to appear or practice before the Commission as noted in Staff Statement on Issuer Disclosure and Reporting Obligations in Light of Rule 102(e) Order against Michael T. Studer CPA P.C., which was issued by the SEC on this date.

On February 28, 2026 the Board of Directors approved the appointment of and engaged of Integritat Audit, Accounting & Advisory, LLC, 1825 NW Corporate Blvd., Suite 110, Boca Raton, Florida, as the Registrant’s independent registered public accounting firm.

During the Registrant’s two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded for the reasons discussed below that our disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15(f) of the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed by a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management, including our President and Principal Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 and 2024. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting is based on the framework described in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, with the following aspects being noted as the material weakness: (i) due to the lack of an oversight committee, (ii) insufficient accounting personnel for appropriate segregation of duties and (iii) a lack of personnel with familiarity with U. S. generally accepted accounting principles. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or a combination of deficiencies in the internal control over financial reporting such that there is a reasonable possibility of a material misstatement of the company’s annual or interim financial statements which will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the company’s limited resources and personnel.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2025 and 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Termination and Restatement of SEC Registration

On December 23, 2025 Board of Directors approved the termination of the Company’s SEC Registration by filing a Notice of Termination of Registration of a Class of Securities on Form 15.

On February 23, 2025, the Board of Directors approved to withdraw and rescind its Notice of Termination of Registration of a Class of Securities and the Company returned to fully reporting status.

PART III

ITEM 10. DIRECTORS， EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The following is a list of directors and executive officers of the Company as of April 3, 2026, their ages and positions within our Company.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
John P. O’Shea	69	President and Director, since 2004
Jennifer L. O’Shea	55	Director/Secretary, since February 18, 2026

John P. O’Shea, President and Director

Mr. O’Shea is the Executive Chairman of Global Alliance Securities, LLC. In 2010, Mr. O’Shea Co-founded Global Alliance Securities, LLC (GA). In August 2014, GA became a registered U.S. broker-dealer. As Executive Chairman, Mr. O’Shea focuses on the expansion of GA’s 15a-6 Services to non-US broker-dealer for trading and investment banking transactions. For over twenty-five years, Mr. O’Shea has “chaperoned” non-US securities broker-dealers under SEC Rule 15a-6.

Mr. O’Shea began his career in 1982 as a trader and syndicate manager. During his 30 plus year career, Mr. O’Shea pursued a global geographic presence through Westminster Securities Corporation (Westminster). As Chief Executive Officer of Westminster, Mr. O’Shea expanded the firm’s business lines into investment banking, and while continuing to offer trading, settlement and brokerage services for clients in over 50 countries.

In October 2024, The Association of Certified Fraud Examiners (ACFE), the world’s largest anti-fraud organization and leading provider of anti-fraud training and education, awarded Mr. O’Shea, the Certified Fraud Examiner (CFE) credential.

Mr. O’Shea graduated from the University of Cincinnati with a BA and MA in Economics. He holds the Series 7, 9, 10, 24, 55, 63, 79 and 99 securities licenses. Mr. O’Shea was honored twice in the Irish America Magazine’s Annual Wall Street 50 Irish in Finance and is a member The Security Traders Association (STANY). Mr. O’Shea awarded with Certified Fraud Examiner (CFE) certification.

Jennifer L. O’Shea, Director/Secretary

Mrs. O’Shea is the President and Chief Executive Officer of Global Alliance Securities, LLC, a registered U.S. broker-dealer.

Mrs. O’Shea previously worked at Terra Nova Capital Equities, Inc., Monarch Capital Group, LLC and Westminster Division of Hudson Securities (formerly Westminster Securities Corporation). She is instrumental in the areas of 15a-6 transactions (Chaperoning) relating to investment banking, private transactions, and sales trading for cross-broader transactions.

Mrs. O’Shea graduated from Ball State University and holds a Juris Doctorate from The John Marshall Law School and studied at Trinity College [Dublin, Ireland] and Charles University [Prague, Czech Republic] in the areas of International Law and Transactions. She holds the Series 7, 63, 79, 99 and 24 securities licenses.

Director Terms

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

Family Relationships

John P. O’Shea and Jennifer L. O’Shea, the sole directors are husband and wife.

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

Recent Director Resignations

Name	Date Resigned	Position
Wei Huang	January 18, 2026	Director
Yuanyuan Huang	February 3, 2026	Secretary, Principal Financial Officer, Director

Wei Huang and Yuanyuan Huang resigned for personal reasons. They have no disputes or any disagreements with the Company on any matter relating to its operations, policies or practices.

Board Committees

Since our common stock is quoted in the OTCID Market, we are not required by the rules of any securities exchange to establish an audit committee with a financial expert, a compensation committee or a nominating and corporate governance committee or committees performing similar functions. However, our new management plans to form audit, compensation and nominating and corporate governance committees in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls; that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers; that the nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors. Although our Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, our Board of Directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our Board of Directors. We also plan to appoint an individual qualified as an audit committee financial expert.

We do not have a charter governing the nominating process. The members of our Board of Directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our Board of Directors do not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

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

During the year ended December 31, 2025, John O’Shea and Dr. Yuanyuan Huang had no billings for consulting services. During the year ended December 31 2024, the company paid $30,000 in management compensation to Mr. O’Shea for consulting services performed in his capacity as president and $30,000 in management compensation to Dr. Huang for consulting services performed in his capacity as principal financial officer and secretary.

We did not pay any director fees to our directors, neither is there a compensation arrangement with directors. Each of our officers and directors may from time to time be reimbursed for out-of-pocket expenses incurred on our behalf. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee. Its officers participate in deliberations of the board of directors concerning executive officer compensation.

The compensation information in the below table reflects amounts paid during the fiscal years ended December 31, 2025 and 2024. The table reflects amounts paid to our current and past officers and directors.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2025 and 2024, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer (“PEO”) or other executive officer during the last fiscal year.

Name and Position	Yr.	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. O’Shea	2025	0							0
President	2024	30,000	-	-	-	-	-	-	30,000
			-	-	-	-	-
Yuanyuan Huang Secretary and Principal Financial Officer Resigned: February 3, 2026	2025	-	-	-	-	-	-	-	-
	2024	30,000	-	-	-	-	-		30,000

Wei Huang Director Resigned: January 18, 2026	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-		-

Jennifer L. O’Shea Appointed: February 18, 2026	2025	-	-	-	-	-	-	-	-
		-	-	-	-	-	-		-

(1)	On August 31, 2022, the Company issued an aggregate of 150,000 warrants to purchase shares of common stock to John P. O’Shea, Marika Tonay, Jonathan Braun in consideration for their services rendered, Whereby 37,129 warrants were issued to John P O’Shea 734 warrants to Marika Tonay and 112,137 warrants to Jonathan Braun. The fair value of the warrants on the grant date were $14,456, $286, and $43,658, respectively. On this date, John P. O’Shea transferred 18,564 of his 37,129 warrants to Jennifer L. O’Shea and retained the remaining 18,565 warrants the warrants vested immediately upon issuance and are exercisable for a period of five years from the date of issuance at the exercise price of $1.20 per share, subject to adjustment in certain registration writes. Marika Toney served as the Company Secretary/Treasurer until her resignation on August 31, 2022 and Jonathan Braun served as the director until his resignation on August 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our common stock as of March 10, 2026 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. As of April 3, 2026, we had outstanding 46,675,000 shares of our Common Stock and warrants to purchase 150,000 shares of our common stock at $1.20.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of April 3, 2026, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares(1)	Percent
Directors and Executive Officers
John P. O’Shea (2)	30,105,000	64.5%
Jennifer L. O’Shea (appointed February 18, 2026)(3)	10,000,000	21.4%
	-
All directors and officers as a group (2 persons)	40,105,000	85.9%
Principal Shareholders (more than 5%):
Exworth Management LLC (4)	5,613,000	12.0%

(1)	Numbers are based on 46,675,000 common shares issued and outstanding as of April 3, 2026.
(2)	John P. O’Shea also has 18,565 warrants to acquire shares of common stock upon exercise of warrants at a price of $1.20 per share. warrant expires on August 31, 2027.
(3)	Jennifer L. O’Shea, wife of John P. O’Shea, also has 18,564 warrants to acquire shares of common stock upon exercise of warrants at a price of $1.20 per share. warrant expires on August 31, 2027.
(4)	Dr. Yuanyuan Huang and Dr. Wei Huang each serves as a Manager of Exworth Management LLC and may be deemed a beneficial owner of the 5,613,000 shares of our Company held by Exworth Management LLC as to which each of them disclaims any beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 2, 2026, the Company issued 30,000,000 shares of its common stock to John P. O’Shea, President, Director, and Principal Financial Officer, pursuant to a stock purchase agreement at a subscription price of $0.001 per share.

On February 18, 2026, the Company issued 10,000,000 shares of its common stock to Jennifer L. O’Shea, Director and Secretary, pursuant to a stock purchase agreement at a subscription price of $0.001 per share.

On October 7, 2025, Exworth Management LLC, a related party forgave an outstanding loan balance of $103,321 and OTC-related fees for $11,000 previously paid on behalf of the Company. Both amounts were treated as capital contributions.

During the years ended December 31, 2025, 2024, and 2023, the Company borrowed from Exworth Management LLC, the Company’s majority shareholder $7,700, $93,121, and $2,500, respectively, which totaled $103,321, to fund its working capital and daily operations. These loans were non-interest bearing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2025, and December 31, 2024, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000 and $30,000, respectively.

	Year Ended December 31
	2025	2024
Audit Fees	$20,000	$30,000

(2) Other Audit Fees

For the fiscal years ended December 31, 2025, and December 31, 2024, there were no fees billed for other audit fees.

(3) Tax Fees

For the fiscal years ended December 31, 2025, and December 31, 2024, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

(4) All Other Fees

None.

(5) Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements – See Part II, Item 8

(2)	Financial Statement Schedules – None

(3)	Exhibits. The following exhibits are filed with this Report or incorporated by reference:

EXHIBIT LIST

Exhibit Number	Description
2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 23, 2022)

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-SB filed January 18, 2000)

3.3	By-Laws (Incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 1, 2024)

4.1	Form of Warrant Agreement (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 23, 2022)

10.1	Master Loan Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 23, 2022)

10.2	Master Pledge Agreement dated May 28, 2022 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 23, 2022)

10.3	Addendum to Master Loan Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 23, 2022)

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K filed March 7, 2023)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 8-K filed December 23, 2022)

23.1	Consent of INTEGRITAT CPA

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: April 3, 2026	By:	/s/ John P. O’Shea
John P. O’Shea
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES OF DIRECTORS:

/s/ John P. O’Shea	April 3, 2026
John P. O’Shea Director	Date

/s/ Jennifer L. O’Shea	April 3, 2026
Jennifer L. O’Shea Director	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Strategic Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strategic Acquisitions, Inc. and its subsidiary (“the Company”, “STQN”) as of December 31, 2025, and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2024 consolidated financial statements have been restated to correct misstatements.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2026.

Boca Raton, Florida

April 2, 2026

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	December 31, 2025	(Restated) December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$508	$23,281
Prepaid expenses	4,880	1,518
TOTAL CURRENT ASSETS	5,388	24,799

NON CURRENT ASSETS:	-

TOTAL ASSETS	$5,388	$24,799

Liabilities and shareholders’ equity (deficit)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,319	$10,207
Due to related party (noninterest bearing, due on demand)	11,000	95,621
TOTAL CURRENT LIABILITIES	13,319	105,828
NON CURRENT LIABILITIES:	-	-
TOTAL LIABILITIES	$13,319	$105,828

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of December 31, 2025 and 2024	$6,675	$6,675
Additional paid-in capital	467,057	353,736
Accumulated deficit	(481,663)	(441,440)
Total shareholders’ equity (deficit)	(7,931)	(81,029)
Total liabilities and shareholders’ equity (deficit)	$5,388	$24,799

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2025	(Restated) December 31, 2024
REVENUE	$-	$-
Interest Income	-	43,671
Total revenues	-	43,671

Operating expenses
Selling, general and administrative expenses	40,223	144,822
Total operating expenses	40,223	144,822

Loss from Operations	(40,223)	(101,151)

Other income (expense)
Interest expense	$-	$(18,804)
Amortization of loan origination fee	-	(3,761)
Total other income (expense)	-	(22,565)

Loss Before Income Taxes	(40,223)	(123,716)

Less: Provision for Income Taxes	-	-

Net Loss	$(40,223)	$(123,716)

Basic and Dilutive Net Loss Per Share	$(0.01)	$(0.02

Basic and dilutive - Weighted average number of common shares outstanding	6,675,000	6,675,000

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock at Par $0.001		Additional Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	TOTAL
Balance at December 31, 2023	6,675,000	$6,675	$353,736	$(317,724)	$42,687
Net loss	-	-	-	(123,716)	(123,716)
Balance at December 31, 2024 (Restated)	6,675,000	$6,675	$353,736	$(441,440)	$(81,029)
Capital Contribution			113,321		113,321
Net loss				(40,223)	(40,223)
Balance at December 31, 2025	6,675,000	6,675	$467,057	(481,663)	$(7,931)

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2025	(Restated) December 31, 2024
operating activities:
Net Income (loss)	$(40,223)	$(123,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan origination fees		3,761
Expense funded via capital contribution	6,667

Changes in assets and liabilities:
(Increase) decrease in assets
Prepaid expenses	971	428
Interest receivable	-	11,456
Increase (decrease) in liabilities	-
Accounts payable and accrued expenses	2,112	(2,053)
Net cash used in operating activities	(30,473)	(110,124)

INVESTING ACTIVITIES:
Collection of loan receivable	-	1,374,691
Net cash provided by investing activities	-	1,374,691

financing activities:
Repayment of note payable	-	(1,388,576)
Proceeds from (repayment of) due to related party	7,700	93,121
Net cash provided by (used in) financing activities	7,700	(1,295,455)

NET INCREASE/(DECREASE) IN CASH	(22,773)	(30,888)

Cash AT beginning of period	$23,281	$54,169

Cash AT end of period	$508	$23,281

Supplemental Cashflow information:
Interest Paid	$18,804	$15,911
Taxes Paid	500

Supplemental Non-Cash Investing and Financing Activities
Conversion of related party loan and related party payable to capital Contribution	113,321	-
Non-cash capital contribution of $11,000 representing expenses paid on behalf of the Company	11,000

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization

Strategic Acquisitions, Inc. (“STQN”) was organized January 27, 1989 under the laws of the State of Nevada. On November 29, 2022, STQN incorporated a subsidiary, STQN Sub, Inc. (“STQN Sub”). Since inception to December 22, 2022, STQN did not engage in any significant business activities other than organizational efforts, the sale of stock, and the evaluation of potential acquisition targets with active business operations. STQN Sub is a dormant entity with no reportable balances

Effective December 22, 2022, STQN completed a reverse acquisition of Exworth Union Inc (“Union”) (the “Transaction”) through a share exchange with the two shareholders of Union. To complete the Transaction, STQN issued a total of 3,960,000 shares of STQN common stock (representing 59.3% of STQN’s issued and outstanding common stock after the Transaction) to the two shareholders of Union in exchange for 1,100 shares of Union’s common stock, representing 100% of Union’s issued and outstanding common stock. As a result of the Transaction, STQN now owns all of the issued and outstanding common stock of Union, the surviving company of the merger between STQN Sub and Union. Prior to the Transaction, Exworth Management LLC (“Exworth Management”) owned 91% of the outstanding common stock of Union and approximately 74% of the outstanding common stock of STQN.

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

Subsequent to the Transaction, the Company conducts its operations through Union, a Delaware corporation, which was formed on March 16, 2022. Union provides loans that are collateralized by digital assets such as Bitcoin. In the near future the company plans to accept other types of assets as collateral, such as ecommerce accounts receivable, recurring payments of software services (SAAS) subscriptions, IP and copyrights.

STQN and comprise the consolidated reporting entity and Union are collectively referred to as the “Company”.

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of December 31, 2025, there are no loans receivable outstanding and no digital assets collateral. As of December 31, 2024, the only digital asset the Company accepted as collateral was Bitcoin. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted by the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Codification (“ASC”) and the Financial Accounting Standards Board (“FASB”) under the rules and regulations to the United states Securities and Exchange Commission SEC and are expressed in U.S. dollars.

Principles of consolidation

As of December 31, 2025, the accounts include those of Strategic Acquisitions, Inc and its 100% owned subsidiary Exworth Union LLC. It’s wholly owned subsidiary STQN Sub, Inc. is dormant and has no reportable balances.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration and credit risk

The Company maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, from time to time, amounts may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of December 31, 2025 and 2024, the Company had no uninsured balances on deposit at banks.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, loans receivable, digital assets held as collateral. The Company’s loan portfolio may be concentrated among a limited number of borrowers and is secured by digital asset collateral. The collateral is only Bitcoin which can be subject to market volatility. The Company additionally monitors the creditworthiness of borrowers and the value of collateral on an ongoing basis to mitigate credit risk. As of December 31, 2025, and 2024, the Company held no loan receivable balances neither collateral.

The Company utilizes third-party service providers for the custody of digital assets. Accordingly, the Company is exposed to risks associated with these custodians, including the risk of loss, theft, or misappropriation of digital assets, as well as potential service disruptions. The Company monitors the performance and reliability of its custodians on an ongoing basis.

The Company did not generate any revenue and had no customers during the year ended December 31, 2025. For the year ended December 31, 2024, the Company had one customer, which accounted for 100% of the Company’s total revenue.

The Company had no loans outstandings during the year ended December 31, 2025. For the year ended December 31, 2024, the Company had one lender, and this debt was paid in full by year end.

Prepaid Expenses

Prepaid Expenses are primarily governed by ASC 340-10-25 (Other Assets and Deferred Costs- Recognition.) In accordance with this standard, payments made by the Company in cash or other forms of consideration for goods or services not yet received are classified as prepaid expenses.

Digital Currencies – Bitcoin

The Company accounts for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets” (June 30, 2022) and SEC Staff Accounting Bulletin No. 121, which provide non-authoritative guidance under U.S. GAAP. There is currently no specific authoritative guidance on accounting for digital assets; therefore, digital assets that lack physical substance meet the definition of intangible assets and are accounted for under FASB ASC 350, Intangibles – Goodwill and Other.

Effective June 30, 2024, the Company early adopted FASB ASU 2023-08, “Accounting for and Disclosure of Crypto Assets.” This standard requires that qualifying crypto assets, including Bitcoin, be measured at fair value under ASC 820, with changes in fair value recognized in net income each reporting period, replacing the previous impairment model.

The Company held no digital assets as of December 31, 2025, and 2024.

Borrower Collateral and Digital Asset Custody

The Company requires borrowers to provide collateral at origination and to maintain specified collateral levels throughout the term of the loan. Pursuant to the loan agreements, borrowers transfer digital asset collateral, primarily consisting of Bitcoin, to third-party custody wallet addresses controlled by the Company.

The Company evaluates these transfers under ASC 860 and has determined that such transfers do not qualify as sales, as borrowers retain the right to reclaim the collateral upon full repayment of the loan, including any accrued interest and fees. Accordingly, these arrangements are accounted for as secured borrowings.

Digital assets held as collateral and under rehypothecation arrangements are accounted for in accordance with ASU 2023-08 and are measured at fair value, with changes in fair value recognized in earnings in the period in which such changes occur. The related receivables and liabilities are also measured at fair value.

When the Company receives collateral in connection with secured transactions and has the right to sell or repledge that collateral, the Company recognizes the collateral as an asset and records a corresponding liability reflecting the obligation to return the collateral to the counterparty.

The Company may rehypothecate digital asset collateral to third-party lenders. In such instances, the Company recognizes (i) a receivable representing its right to receive the collateral from the third-party lender and (ii) a corresponding liability representing its obligation to return the collateral to the borrower. These amounts are presented on a gross basis in the consolidated balance sheets.

The accounting for these arrangements requires significant judgment, including the evaluation of control over transferred assets, the determination of fair value, and the assessment of risks associated with third-party custodians and counterparties.

Collateralized Loans Receivable

Loans receivables represent written promissory obligations under which the Company has the contractual right to receive principal and, when applicable, interest from borrowers. Loans are recognized when the Company becomes a party to the contractual arrangement and are initially recorded at the principal amount advanced, adjusted for any unamortized premium, discount, and deferred origination fees and costs, as applicable.

Interest income is recognized over the contractual term of the loan using the effective interest method in accordance with ASC 835-30. If a loan does not bear interest at a market rate, the Company imputes interest based on an appropriate market rate at inception, unless the arrangement qualifies for a scope exception under applicable guidance.

Loans receivables are generally secured by collateral, including digital assets. The Company monitors collateral levels on an ongoing basis and may require additional collateral or liquidate collateral in the event of borrower default or significant market volatility.

Allowance for Credit Losses (Loans)

The Company accounts for expected credit losses on loans receivable in accordance with ASC 326. An allowance for credit losses is established upon initial recognition of a loan and is updated at each reporting date to reflect management’s estimate of expected credit losses over the contractual life of the loan.

The estimate of expected credit losses incorporates historical credit loss experience, current borrower-specific information, collateral value (including digital asset collateral, where applicable), payment history, and reasonable and supportable forecasts of future economic conditions.

Loans are evaluated individually when they do not share similar risk characteristics and collectively when similar risk characteristics exist.

When collectability of principal or interest is not probable, the loan is placed on nonaccrual status and interest income recognition is suspended. Interest income recognition resumes when collectability becomes reasonably assured.

Loans are written off when management determines that recovery of principal is not expected. Any subsequent recoveries are recorded as a reduction of credit loss expense in the period received.

Business segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S.) GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The company has no asset and liabilities that require measurement on fair value basis.

Note Payables

Note payables represent written debt instruments evidencing amounts owed to lenders. Note payables are recognized when the Company becomes obligated under a contractual borrowing arrangement and are recorded in accordance with ASC 470 at the principal amount received, net of any unamortized discount, premium, or debt issuance costs, as applicable.

Interest expense is recognized over the contractual term of the borrowing using the effective interest method in accordance with ASC 835-30. If a note does not bear interest at a stated market rate, the Company evaluates whether interest should be imputed at an appropriate market rate at inception.

Note payables are classified as current or noncurrent based on contractual maturity as of the balance sheet date. The Company evaluates modifications, extensions, or extinguishments of debt in accordance with ASC 470 and recognizes any resulting gain or loss in the period of settlement. Compliance with debt covenants is assessed at each reporting date, and amounts are reclassified as current if a covenant violation results in the obligation becoming callable and no waiver has been obtained.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only from outside United States during the period ended December 31, 2025 and 2024. Below is a table of revenue by type:

	For the period ended
Revenue Type	December 31, 2025	December 31, 2024
Interest income – Bitcoin-collateralized loans	$-	$43,671
Loan administrative service fees	-	-
Total revenue	$-	$43,671

For the year ended December 31, 2025, the Company did not recognize any revenue. In 2024, all revenue was derived from a single source, interest income.

Revenue Recognition

The Company offers U.S. dollar-denominated loans collateralized by digital assets and generates revenue from (i) interest income and loan-related fees and (ii) loan administration services. Interest income is presented as revenue in the statements of operations as it represents the Company’s principal business activity.

Interest Income and Loan Fees

The Company’s lending activities give rise to financial assets (loans receivable). Revenues is recognized in accordance with ASC 606, Revenue from Contracts with Customers and ASC 310 and ASC 835-30, as interest income is earned using the effective interest method over the contractual term of the loan. The applicable borrower fee rates for loans vary based on several factors including the originating loan-to-value ratio, loan duration and jurisdiction and are earned ratably over the life of the loan. Liquidation handling fees, late fees, stabilization fees, or conversion fees may apply in the case of a collateral sale and are recognized at the time the liquidation, late payment, stabilization, or conversion occurs.

Administrative Fees

The Company also provides loan administration services, acting as an intermediary between lenders and borrowers. These services include payment processing, collateral and account management, customer support, and preparation of periodic loan reports. The Company has determined that these activities are highly interrelated and represent a single combined performance obligation.

Revenue from loan administration services is recognized in accordance with ASC 606 as follows:

●	Step 1: Contracts are established through loan contracts and administration agreements with customers.
●	Step 2: A single combined performance obligation is identified for integrated servicing and reporting activities.
●	Step 3: The transaction price consists of fees charged in accordance with contractual terms.
●	Step 4: As a single performance obligation exists, allocation is not required.
●	Step 5: Revenue is recognized, immediately or over time as services are performed depending on the nature of charges.

Loans are secured by digital assets pledged by borrowers. In the event of default, collateral may be liquidated to recover amounts owed, and related fees are recognized as described above.

Commitments and contingencies

The Company accounts for commitments and contingencies in accordance with ASC 450. Loss contingencies are accrued when it is probable that a liability has been incurred, and the amount of loss can be reasonably estimated. If a loss is reasonably possible but not probable, or if probable but not reasonably estimable, the Company discloses the nature of the contingency and, when practicable, an estimate of the possible loss or range of loss. No accrual or disclosure is made for contingencies considered remote unless otherwise required by U.S. GAAP.

From time to time, the Company may be subject to legal proceedings, claims, and settlement arrangements arising in the ordinary course of business. When a settlement agreement is executed, or a loss becomes both probable and reasonably estimable, the Company records a liability for its best estimate of the obligation in the period such determination is made.

Commitments represent contractual obligations that may require future cash outflows and include, among others, obligations under loan agreements, contractual commitments with third parties, arrangements related to joint ventures, and transactions with related parties. Borrowings are recognized and measured in accordance with ASC 470. Investments in and obligations related to joint ventures are evaluated under ASC 323, as applicable. Transactions and balances with related parties are disclosed in accordance with ASC 850. Guarantees and similar arrangements are evaluated under ASC 460.

The Company evaluates contingencies and related obligations through the date the financial statements are issued or available to be issued in accordance with ASC 855, subsequent Events through the date the financial statements are issued. Events occurring after the balance sheet date that provide additional evidence about conditions existing at the balance sheet date, such as the resolution of litigation, are recognized in the financial statements under ASC 450 Contingencies, while events arising solely after the balance sheet date are disclosed if material.

Related Party Disclosures

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel. A transaction is considered to be a related party transaction when there is a transfer of resources of obligations between related parties. The Company, in accordance with the standard ASC 850, presents disclosures about related party transactions and outstanding balances with related parties, see Note 11.

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options and the conversion of instruments convertible to common stock. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

As of December 31, 2025, and December 31, 2024, there were outstanding warrants that could convert into 150,000 common shares. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which such amounts are realized or settled. The effect of a change in tax rates is recognized in income in the period of enactment.

The Company evaluates the realizability of deferred tax assets and records a valuation allowance, as necessary, to reduce such assets to the amount that is more likely than not to be realized.

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Under this guidance, a tax benefit is recognized only if it is more likely than not that the position will be sustained upon examination by taxing authorities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025 and

2024, the Company had no accrued interest or penalties and has not identified any material uncertain tax positions.

The Company is subject to U.S. federal income taxation and taxation in the state of South Carolina. The Company has filed its income tax returns through the year ended December 31, 2024, and the 2025 return is on extension. Tax years generally remain subject to examination for three years from the date of filing. The Company is not currently subject to any income tax examinations.

Cash flows reporting

The Company prepares its statements of cashflows in accordance with ASC-230, Statements of Cash Flows, using the indirect method. Cash Equivalents include investments, with original maturities of three months or less. Non-cash investing and financing activities are disclosed separately in the supplemental section of the cash flow statement. Cash receipts from interest income are classified as operating cash inflows. Cash purchases of property and equipment are classified as investing activities, while proceeds from debt or equity financing are included in financing activities. Some transactions were part cash and part no-cash and disclosed accordingly.

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded as additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in-capital. Shares issued for services received or non-cash consideration are measured at the fair market value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 50,000,000 shares of common stock at $0.001 per share. As of December31, 2025, and December 31, 2024, 6,675,000 shares of common stock are issued and outstanding, respectively.

Warrants

The Company accounts for warrants issued in connection with equity or financing transactions in accordance with applicable U.S. GAAP, including ASC 480 and ASC 815. Warrants are evaluated at issuance to determine whether they should be classified as equity instruments or as liabilities based on the terms of the underlying agreements.

Warrants that meet the criteria for equity classification are recorded as a component of additional paid-in capital at the date of issuance and are not subsequently remeasured. Warrants that do not meet equity classification criteria are recorded as liabilities at fair value upon issuance and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 820.

The Company uses appropriate valuation techniques, including option pricing models, to estimate the fair value of warrants when required. These models require the use of significant assumptions, including expected volatility, expected term, risk-free interest rate, and dividend yield.

As of December 31, 2025 and 2024, the Company had outstanding warrants with no changes in the number of warrants issued or outstanding during the periods presented. Accordingly, there were no warrant issuances, exercises, or expirations during the years presented.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

In 2025, the FASB issued ASU 2025-05, Credit Losses (Topic 326), which introduces a practical expedient for estimating expected credit losses for certain financial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40) - Companies must break out major expense categories (e.g., labour, depreciation) in the notes to financial statements aimed at improving transparency. Effective for annual periods after Dec 15, 2026 (early adoption allowed). This is applicable to the Company but it’s not yet effective and the Company has not elected early adoption and currently evaluating the impact.

In December 2023, Income Tax Disclosure Improvements (ASU 2023-09) - Requires clearer details on income taxes paid (by federal, state, and foreign) and better breakdowns of rate reconciliations. Helps investors better understand a company’s tax situation. This standard applies to the Company but is not currently applicable to current period financials, as we have incurred losses and have no tax expense.

Note 3 - Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal year ended December 31, 2025, the Company had cash of $508, incurred a net loss of $40,223, had an accumulated deficit of $481,663, and had working capital of approximately $3,069. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

Management plans to seek debt and/or equity financing to operate until the Company has established sufficient ongoing revenues to cover its costs and obtaining additional capital through public or private financing arrangements. Management is pursuing capital raising efforts and implementing its business plan. However, there is no assurance that management will be successful in accomplishing its plan.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Collateralized Loans & Interest Receivable and Allowance for Credit Losses (Loans)

On July 10, 2022, the Company loaned $1,374,691 to an unrelated third party. The loan bore interest at a rate of 4% per annum, due in July 10, 2024, and was secured by 100 Bitcoins, valued at $4,230,078.

On July 10, 2024, the Company collected the outstanding loan principal of $1,374,691, accrued interest of $11,456 and additional one-time processing fees of $16,176. On July 12, 2024, the Company repaid its related note payable in the amount of $1,388,576. On July 15, 2024, the 100 Bitcoins held as collateral were released by the lender and returned to the borrower.

As of December 31, 2025, and 2024, the Company had no outstanding loans receivable, no interest receivable, no digital asset collateral, and no allowance for credit losses. Accordingly, no interest income or provision for credit losses was recognized during the year ended December 31, 2025.

The following table presents the Company’s loan activity and related balances:

	Year Ended December 31,
	2025	2024
Loans receivable, beginning of year	$-	$1,374,691
Loans originated	-	-
Principal repayments	-	(1,374,691)
Loans receivable, end of year	$-	$-

Interest receivable, beginning of year	$-	$11,456
Interest Income	-	27,494
Interest payments received	-	(38,950)
Interest receivable, end of year	$-	$-

Digital asset collateral, end of year	-	-
Allowance for credit losses	-	-

The Company generally over collateralizes its loans with digital assets, which allows it to liquidate the pledged collateral for an amount at least equal to the principal owed.

Note 5 - Commitment and Contingencies

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims.

Other Commitments

The Company may enter into financing arrangements in the normal course of its lending activities, including borrowings obtained to fund loans collateralized by digital assets. For additional information, see “Note 4 – Collateralized Loans, Interest Receivable and Allowance for Credit Losses (Loans)” and “Note 7 – Note Payable and collateral receivable”.

Note 6 - Accounts Payable and Accrued Expenses

During the year, the Company accrued amounts owed to vendors and certain other accrued expenses, which were comprised of the following:

	December 31,
	2025	2024
Vendor payables
Transfer agent fees	$1,419	$207
Professional fees	900	-

Vendor payables (related parties)
Consulting fees	-	10,000

Accounts payable & accrued liabilities	$2,319	$10,207

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. Approximately 13% of trade payables are outstanding for more than 90 days. In relation to these balances, the Company is not aware of any litigation or dispute.

Note 7 - Note Payable and Collateral Receivable

On July 14, 2022, the Company entered into a master loan agreement with a lender for $1,000,000. The borrowing had a term of 24 months and bore interest at a rate of 2.5% per annum. The loan was non-recourse and was secured by digital asset, consisting of 100 bitcoins, valued on the issuance date at $2,086,045, repledged from customer collateral. The lender’s recourse was limited to the pledged collateral, and the Company had no further obligation beyond such collateral.

On July 12, 2024, the Company repaid the outstanding note payable, including accrued interest of $8,679, totalling $1,397,255. On July 15, 2024, the related digital asset collateral, consisting of 100 Bitcoins, valued at $4,230,078, was returned by the lender and subsequently, the Company returned it to its borrower. Interest expense related to the note payable was $0 and $18,804 for the year ended December 31, 2025, and 2024.

As of December 31, 2025, and 2024, the Company had no outstanding borrowings under this arrangement, and the carrying value of the note payable was $0. The Company did not enter into any new borrowing arrangements during the year ended December 31, 2025, and 2024.

As of December 31, 2025, and 2024, the Company also had no outstanding collateral receivable due from the lender or corresponding collateral-related liabilities.

	Year Ended December 31,
	2025	2024
Principal balance, beginning of year	$-	$1,388,576
Borrowings	-	-
Principal repayments	-	(1,388,576)
Principal balance, end of year	$-	$-

Note 8 - Shareholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share. As of December 31, 2025, and 2024, there were 6,675,000 shares of common stock issued and outstanding.

On October 7, 2025, Exworth Management LLC forgave the outstanding loan balance of $103,321 which was deemed as a capital contribution.

On December 31, 2025, John P. O’Shea and Yuanyuan Huang forgave outstanding consulting fees of $2,500 and $7,500, respectively. In addition, OTC-related expenses of $11,000 paid on behalf of the Company by Exworth Management were also forgiven. The forgiveness of these amounts has been accounted for as capital contributions and recorded within additional paid-in capital.

On October 31, 2024, the Company’s Board of Directors approved and adopted an amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), effective November 1, 2024. Among other provisions, the Amended and Restated Bylaws authorize the issuance of uncertificated shares for some or all classes or series of the Company’s capital stock.

For additional share issuances subsequent to year-end, see “Note 12 – Subsequent Events”.

Note 9 - Warrants

As of December 31, 2025 and 2024, the Company had outstanding warrants with no changes in the number of warrants issued or outstanding during the periods presented. Accordingly, there were no warrant issuances, exercises, or expirations during the years presented.

On August 31, 2022, the Company issued an aggregate of 150,000 warrants to purchase shares of its common stock to John P. O’Shea (37,129 warrants), Marika Tonay (734 warrants), and Jonathan Braun (112,137 warrants) in consideration for services rendered. On August 31, 2022, John P. O’Shea transferred 18,564 of his warrants to Jennifer L. O’Shea and retained the remaining 18,565 warrants. The warrants vested immediately upon issuance, are exercisable at a price of $1.20 per share, and expire on August 31, 2027.

As of December 31, 2025, and 2024, an aggregate of 150,000 warrants to purchase shares of the Company’s common stock remained outstanding.

No warrants were exercised, modified, or cancelled during the years ended December 31, 2025, and 2024. Accordingly, the Company did not recognize any stock-based compensation expense related to these warrants during the years presented.

The following are changes and balances for common share equivalent due to outstanding warrants:

	Warrants Common Share Equivalents	Weighted Average Exercise Price
Outstanding December 31, 2023	150,000	$1.20
Add:Granted	-	-
Less Exercised	-
Less:Expired/Forfeited	-

Outstanding December 31, 2024	150,000	$1.20
Add:Granted	-	-
Less Exercised	-
Less:Expired/Forfeited	-

Outstanding December 31, 2025	150,000	$1.20
Add:Granted	-	-
Less Exercised	-
Less:Expired/Forfeited	-

As of December 31, 2025, the weighted average remaining contractual life of the warrants was approximately 1.7 years.

Note 10 – Income Taxes

The components of income tax balances for the periods ended December 31, 2025, and December 31, 2024, are as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Net losses before taxes	40,223	123,716
Adjustments to arrive at taxable income/loss
Permanent differences:	$-	$-
Temporary differences:	$-	$-
Taxable loss/(Income)	40,223	123,716

Current Year Taxable income (loss)	$40,223	$123,716
NOL carried forward prior year (tax return)	565,156	441,440
NOL carried forward at period end	$605,379	$565,156

Deferred Tax Asset – Federal Rate (21%)	127,130	118,682
Deferred Tax asset – State Rate (5.5%)	33,296	31,084
Total Deferred Tax Asset	$160,426	$149,766

Valuation Allowance	(160,426)	(149,766)
Deferred tax per books:	-	-

Due to the changes in the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carry forwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carry forwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company has filed tax returns through its fiscal year ended December 31, 2024. The Company incurred a loss for the fiscal years ended December 31, 2025, and 2024 and has filed an extension for 2025. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Note 11 – Related Party Transactions

During the years ended December 31, 2025, 2024, and 2023, the Company borrowed from Exworth Management LLC, the Company’s majority shareholder $7,700, $93,121, and $2,500, respectively, which totaled $103,321, to fund its working capital and general operating activities. These loans were non-interest bearing and payable on demand.

See “Note 8 _ Shareholders Equity” for debt forgiven by related parties deemed as capital contribution

During the year ended December 31 2024, the company paid consulting fees of $30,000 to Andy Huang and $30,000 to John P O’Shea. All consulting fees were waived by these related parties during the year ended December 31, 2025.

For additional related party transactions subsequent to year end, see “Note 12 - Subsequent Events.”

Note 12 – Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and determined that the following events require disclosure.

On January 18, 2026, the Board of Directors of Strategic Acquisitions, Inc. accepted the resignation of Wei Huang in his position as Director of the Company.

On February 3, 2026, the Board of Directors of the Company accepted the resignation of Yuanyuan Huang in his position as Secretary, Principal Financial Officer, Director of the Company.

The Company is not aware of any disputes involving the directors who have resigned.

On February 4, 2026, the Company’s Board of Directors approved the issuance of 30,000,000 shares of common stock at a subscription price of $0.001 per share in exchange for services provided.

On February 17, 2026, the Company’s Board of Directors approved the issuance of an additional 10,000,000 shares of common stock at a subscription price of $0.001 per share in exchange for services provided.

The issuances of common stock described above were made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. The shares issued are restricted securities and bear a legend restricting transfer absent registration or an applicable exemption from registration.

On February 18, 2026, the Board of Directors of the Company appointed Jennifer L. O’Shea, wife of John P. O’Shea, to the Board of Directors.

On December 23, 2025, the Company’s Board of Directors approved the termination of the Company’s registration under the Securities Exchange Act of 1934 by filing a Form 15. On February 23, 2026, the Board of Directors approved the withdrawal and rescission of such filing, and the Company continues as a reporting company under the Exchange Act.

