Form 10-K/A
period 2025-12-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2026-04-30
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

There were 46,675,000 shares of the registrant’s common stock outstanding as of April 27, 2026

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Strategic Acquisitions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2026 (the “Original 10-K”). The purpose of this Amendment is to amend the due to related party (noninterest bearing, due on demand), additional paid-in capital on the Balance Sheet and Statement of Shareholders’ Deficit and correct Note 2 to the Company’s financial statement, where a restatement disclosure was added.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K filed on April 6, 2026. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

STRATEGIC ACQUISITIONS, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2025

PART I

FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Amendment No. to Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our strategy and business plan, our compliance with laws and regulations, our beliefs regarding the applicability of tax regulations and positions and our expectations regarding the impact of accounting pronouncements.

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

Employees

As of April 27, 2026, we have engaged two consultants as executive managers for administrative work.

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

. We continue to incur operating losses and have not generated positive cash flow from operations. The amounts of future losses and when, if ever, we will achieve profitability and positive cash flow from operations are uncertain.

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

We may attempt to mitigate the risks described above relating to the Repledged Collateral through various means, including continuous monitoring and testing of market conditions, the implementation of technology security protocols, and the maintenance of specified capital ratios to ensure its continued solvency. However, there is no assurance that our attempts to mitigate the risks described above will be successful. If we are not successful in 14 mitigating the risks relating to the Repledged Collateral, we may be unable to remit or be delayed in remitting amounts due to the Platform Counterparty.

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

Inter-dealer bid quotations for Common Stock

	Low	High
Year Ended December 31, 2025	$0.35	$0.35
First Quarter	0.083	0.83
Second Quarter	0.6	0.6
Third Quarter	0.046	0.046
Fourth Quarter
Year Ended December 31, 2024
First Quarter	$0.313	$0.313
Second Quarter	0.301	0.34
Third Quarter	0.262	0.35
Fourth Quarter	0.262	0.35

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

In assessing our liquidity, we monitor and analyze our cash-on-hand, operating and capital expenditure commitments. We report working capital of $3,069 for the year ended December 31, 2025, which is not sufficient capital to support our operations for the next twelve months. However, if we are unable to raise additional capital, we may not be able to execute our business plan. We will use our limited personnel and financial resources in connection with developing our business plan, including developing a proprietary software platform, issuing equity or debt securities, or obtaining additional credit facilities. The issuance and sale of additional equity would result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. Our obligation to bear credit risk for certain financing transactions we 29 facilitate may also strain our operating cash flow. We have no commitments for the purchase of our equity and, should we need to raise capital, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

PART III

ITEM 10. DIRECTORS， EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The following is a list of directors and executive officers of the Company as of April 27, 2026, their ages and positions within our Company.

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

Jennifer L. O’Shea, Director/Secretary

Mrs. O’Shea is the President and Chief Executive Officer of Global Alliance Securities, LLC, a registered U.S. broker-dealer.

Mrs. O’Shea previously worked at Terra Nova Capital Equities, Inc., Monarch Capital Group, LLC and Westminster Division of Hudson Securities (formerly Westminster Securities Corporation). She is instrumental in the areas of 15a- 6 transactions (Chaperoning) relating to investment banking, private transactions, and sales trading for cross-broader transactions.

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

Name and Position	Yr.	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P.
O’Shea	2025	0							0
President	2024	30,000	-	-	-	-	-	-	30,000
			-	-	-	-	-
Yuanyuan Huang Secretary and Principal Financial Officer Resigned: February 3, 2026	2025	-	-	-	-	-	-	-	-
	2024	30,000	-	-	-	-	-		30,000
Wei Huang Director Resigned: January 18, 2026	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-		-
Jennifer L. O’Shea	2025	-	-	-	-	-	-	-	-
Appointed: February 18, 2026		-	-	-	-	-	-	-	-

(1)	On August 31, 2022, the Company issued an aggregate of 150,000 warrants to purchase shares of common stock to John P. O’Shea, Marika Tonay, Jonathan Braun in consideration for their services rendered, Whereby 37,129 warrants were issued to John P O’Shea 734 warrants to Marika Tonay and 112,137 warrants to Jonathan Braun. The fair value of the warrants on the grant date were $14,456, $286, and $43,658, respectively. On this date, John P. O’Shea transferred 18,564 of his 37,129 warrants to Jennifer L. O’Shea and retained the remaining 18,565 warrants the warrants vested immediately upon issuance and are exercisable for a period of five years from the date of issuance at the exercise price of $1.20 per share, subject to adjustment in certain registration writes. Marika Toney served as the Company Secretary/Treasurer until her resignation on August 31, 2022 and Jonathan Braun served as the director until his resignation on August 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning beneficial ownership of our common stock as of March 10, 2026 by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. As of April 27, 2026, we had outstanding 46,675,000 shares of our Common Stock and warrants to purchase 150,000 shares of our common stock at $1.20.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of April 27, 2026, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares(1)	Percent
Directors and Executive Officers
John P. O’Shea (2)	30,105,000	64.5%
Jennifer L. O’Shea (appointed February 18, 2026) (3)	10,000,000	21.4%
-
All directors and officers as a group (2 persons)	40,105,000	85.9%
Principal Shareholders (more than 5%):
Exworth Management LLC (4)	5,613,000	12.0%

(1)	Numbers are based on 46,675,000 common shares issued and outstanding as of April 27, 2026.
(2)	John P. O’Shea also has 18,565 warrants to acquire shares of common stock upon exercise of warrants at a price of $1.20 per share. warrant expires on August 31, 2027.
(3)	Jennifer L. O’Shea, wife of John P. O’Shea, also has 18,564 warrants to acquire shares of common stock upon exercise of warrants at a price of $1.20 per share. warrant expires on August 31, 2027.
(4)	Dr. Yuanyuan Huang and Dr. Wei Huang each serves as a Manager of Exworth Management LLC and may be deemed a beneficial owner of the 5,613,000 shares of our Company held by Exworth Management LLC as to which each of them disclaims any beneficial ownership.

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

During the years ended December 31, 2025, 2024, and 2023, the Company borrowed from Exworth Management LLC, the Company’s majority shareholder $7,700, $93,121, and $2,500, respectively, which totalled $103,321, to fund its working capital and daily operations. These loans were non-interest bearing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2025, and December 31, 2024, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K/A or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000 and $30,000, respectively.

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

STRATEGIC ACQUISITIONS, INC. (Registrant)

Date: April 30, 2026	By:	/s/ John P. O’Shea
John P. O’Shea
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES OF DIRECTORS:

/s/ John P. O’Shea	April 30, 2026
John P. O’Shea	Date
Director

/s/ Jennifer L. O’Shea	April 30, 2026
Jennifer L. O’Shea	Date
Director

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

Boca Raton, Florida

March 31, 2026

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	December 31, 2025	(Restated) December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$508	$23,281
Prepaid expenses	4,880	1,518
TOTAL CURRENT ASSETS	5,388	24,799

NON CURRENT ASSETS:	-

TOTAL ASSETS	$5,388	$24,799

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,319	$10,207
Due to related party (noninterest bearing, due on demand)	-	95,621
TOTAL CURRENT LIABILITIES	2,319	105,828
NON CURRENT LIABILITIES:	-	-
TOTAL LIABILITIES	$2,319	$105,828

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,675,000 shares issued and outstanding as of December 31, 2025 and 2024	$6,675	$6,675
Additional paid-in capital	478,057	353,736
Accumulated deficit	(481,663)	(441,440)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,069	(81,029)
Total liabilities and shareholders’ equity (deficit)	$5,388	$24,799

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2025	(Restated) December 31, 2024
REVENUE	$-	$-
Interest Income	-	43,671
Total revenues	-	43,671

Operating expenses
Selling, general and administrative expenses	40,223	144,822
Total operating expenses	40,223	144,822

Loss from Operations	(40,223)	(101,151)

Other income (expense)
Interest expense	$-	$(18,804)
Amortization of loan origination fee	-	(3,761)
Total other income (expense)	-	(22,565)

Loss Before Income Taxes	(40,223)	(123,716)

Less: Provision for Income Taxes	-	-

Net Loss	$(40,223)	$(123,716)

Basic and Dilutive Net Loss Per Share	$(0.01)	$(0.02

Basic and dilutive - Weighted average number of common shares outstanding	6,675,000	6,675,000

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock at Par $0.001		Additional Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	TOTAL
Balance at December 31, 2023	6,675,000	$6,675	$353,736	$(317,724)	$42,687
Net loss	-	-	-	(123,716)	(123,716)
Balance at December 31, 2024 (Restated)	6,675,000	$6,675	$353,736	$(441,440)	$(81,029)
Capital Contribution			124,321		124,321
Net loss				(40,223)	(40,223)
Balance at December 31, 2025	6,675,000	6,675	$478,057	(481,663)	$3,069

The accompanying notes are an integral part of the consolidated financial statements

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2025	(Restated) December 31, 2024
OPERATING ACTIVITIES:
Net Income (loss)	$(40,223)	$(123,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan origination fees		3,761
Expense funded via capital contribution	6,667

Changes in assets and liabilities:
(Increase) decrease in assets
Prepaid expenses	971	428
Interest receivable	-	11,456
Increase (decrease) in liabilities	-
Accounts payable and accrued expenses	2,112	(2,053)
Net cash used in operating activities	(30,473)	(110,124)

INVESTING ACTIVITIES:
Collection of loan receivable		1,374,691
Net cash provided by investing activities		1,374,691

FINANCING ACTIVITIES:
Repayment of note payable	-	(1,388,576)
Proceeds from (repayment of) due to related party	7,700	93,121
Net cash provided by (used in) financing activities	7,700	(1,295,455)

NET INCREASE/(DECREASE) IN CASH	(22,773)	(30,888)

CASH AT BEGINNING OF PERIOD	$23,281	$54,169

Cash AT end of period	$508	$23,281

Supplemental Cashflow information:
Interest Paid	$18,804	$15,911
Taxes Paid	500

Supplemental Non-Cash Investing and Financing Activities
Conversion of related party loan and related party payable to capital Contribution	113,321	-
Non-cash capital contribution of $11,000 representing expenses paid on behalf of the Company	11,000

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

Restatement

The financial statements have been restated and reflects an increase in prepaid expenses of $653, and an increase in accounts payable of $345 and a corresponding decrease in expenses of $998. These matters resulted in revisions to amounts previously reported in the financial statements as of December 31, 2024.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 55 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

On December 31, 2025, John P. O’Shea and Yuanyuan Huang forgave outstanding consulting fees of $2,500 and $7,500, respectively. In addition, OTC-related expenses of $11,000 paid on behalf of the Company by Exworth Management were also forgiven. The forgiveness of these amounts has been accounted for as a capital contributions and recorded within additional paid-in capital.

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

Note 10 – Income Taxes

The components of income tax balances for the periods ended December 31, 2025, and December 31, 2024, are as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Net losses before taxes	40,223	123,716
Adjustments to arrive at taxable income/loss
Permanent differences:	$-	$-
Temporary differences:	$-	$-
Taxable loss/(Income)	40,223	123,716

Current Year Taxable income (loss)	$40,223	$123,716
NOL carried forward prior year (tax return)	565,156	441,440
NOL carried forward at period end	$605,379	$565,156

Deferred Tax Asset – Federal Rate	127,130	118,682
Deferred Tax asset – State Rate	33,296	31,084
Total Deferred Tax Asset	$160,426	$149,766

Valuation Allowance	(160,426)	(149,766)
Deferred tax per books:	-	-

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

