Form 10-Q
period 2026-03-31
STRATEGIC ACQUISITIONS INC /NV/
filed 2026-05-07
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3506506
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2464 Darts Cove Way (Mount Pleasant Charleston, SC	29466
(Address of principal executive offices)	(Zip Code)

(212) 495-9234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	STQN	OTCID

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 46,675,000 shares of the registrant’s common stock outstanding as of May 1, 2026

STRATEGIC ACQUISITIONS, INC.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31 2026	December 31 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,927	$508
Prepaid expenses	2,148	4,880
TOTAL CURRENT ASSETS	5,075	5,388

NON CURRENT ASSETS:	-

TOTAL ASSETS	$5,075	$5,388

Liabilities and shareholders’ equity (deficit)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$723	$2,319
TOTAL CURRENT LIABILITIES:	$723	$2,319

NON CURRENT LIABILITIES:	-	-

TOTAL LIABILITIES	$723	$2,319

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized; 46,675,000 shares issued and outstanding as of March 31, 2026 and 6,675,000 shares issued and outstanding as of December 31, 2025 respectively	$46,675	$6,675
Additional paid-in capital	478,057	478,057
Accumulated deficit	(520,380)	(481,663)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	4,352	3,069
Total liabilities and shareholders’ equity (deficit)	$5,075	$5,388

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31

(UNAUDITED)

	2026	2025

REVENUE	$-	$-
Interest income	-	-
Total revenues	-	-

Operating expenses
Selling, general and administrative	38,717	25,044
Total operating expenses	38,717	25,044

Loss from operations	(38,717)	(25,044)

Other income (expense)
Interest expense	-	-
Amortization of loan origination fee	-	-
Total other income (expense)	-	-

Loss Before Income Taxes	(38,717)	(25,044)

Less: Provision for Income Taxes	-	-

Net Loss	$(38,717)	$(25,044)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)

Basic and dilutive – Weighted average number of common shares outstanding	46,675,000	6,675,000

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

As of March 31, 2026

(Unaudited)

	Common Stock at Par $0.001		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	TOTAL
Balance at December 31, 2024	6,675,000	$6,675	$353,736	$(441,440)	$(81,029)
Capital Contribution				124,321	124,321
Net loss				$(40,223)	(40,223)
Balance at December 31, 2025	6,675,000	$6,675	$478,057	$(481,663)	$3,069
Shares issued for cash	40,000,000	40,000			40,000
Net loss				(38,717)	(38,717)
Balance at March 31, 2026	46,675,000	$46,675	$478,057	$(520,380)	$4,352

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(Unaudited)

	2026	2025
operating activities:
Net Income (loss)	$(38,717)	$(25,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan origination fees

Changes in assets and liabilities:
(Increase) decrease in assets
Prepaid expenses	2,732	864
Interest receivable	-	-
Increase (decrease) in liabilities	-
Accounts payable and accrued expenses	(1,596)	(14)
Net cash used in operating activities	$(37,581)	$(24,194)

INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

financing activities:
Proceeds from related party	$-	7,200
Shares Issued for cash	40,000	-
Net cash provided by (used in) financing activities	$40,000	$7,200
NET INCREASE/(DECREASE) IN CASH	2,419	(16,994)

CASH AT BEGINNING OF PERIOD	$508	$23,281

CASH AT END OF PERIOD	$2,927	$6,287

Supplemental Cashflow information:
Interest Paid	$-	$-
Taxes Paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of March 31, 2026, there are no loans receivable outstanding and no digital assets collateral. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

Principles of consolidation

As of March 31, 2026, the accounts include those of Strategic Acquisitions, Inc and its 100% owned subsidiary Exworth Union, Inc. Its wholly owned subsidiary STQN Sub, Inc. is dormant and has no reportable balances.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration and credit risk

The Company maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, from time to time, amounts may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of March 31, 2026 and December 31, 2025, the Company had no uninsured balances on deposit at banks.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, loans receivable, digital assets held as collateral. The Company’s loan portfolio may be concentrated among a limited number of borrowers and is secured by digital asset collateral. The collateral is only Bitcoin which can be subject to market volatility. The Company additionally monitors the creditworthiness of borrowers and the value of collateral on an ongoing basis to mitigate credit risk. As of March 31, 2026 and December 31, 2025, the Company held no loan receivable balances neither collateral.

The Company utilizes third-party service providers for the custody of digital assets. Accordingly, the Company is exposed to risks associated with these custodians, including the risk of loss, theft, or misappropriation of digital assets, as well as potential service disruptions. The Company monitors the performance and reliability of its custodians on an ongoing basis.

The Company did not generate any revenue, had no customers and had no loans outstanding during the year ended

December 31, 2025 and for the three months ended March 31, 2026.

Prepaid Expenses

Prepaid Expenses are primarily governed by ASC 340-10-25 (Other Assets and Deferred Costs- Recognition.) In accordance with this standard, payments made by the Company in cash or other forms of consideration for goods or services not yet received are classified as prepaid expenses.

Digital Currencies - Bitcoin

The Company accounts for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets” (June 30, 2022) and SEC Staff Accounting Bulletin No. 121, which provide non-authoritative guidance under U.S. GAAP. There is currently no specific authoritative guidance on accounting for digital assets; therefore, digital assets that lack physical substance meet the definition of intangible assets and are accounted for under FASB ASC 350, Intangibles - Goodwill and Other.

Effective June 30, 2024, the Company early adopted FASB ASU 2023-08, “Accounting for and Disclosure of Crypto Assets.” This standard requires that qualifying crypto assets, including Bitcoin, be measured at fair value under ASC 820, with changes in fair value recognized in net income each reporting period, replacing the previous impairment model.

The Company held no digital assets as of March 31, 2026, and December 31, 2025.

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

The estimate of expected credit losses incorporates historical credit loss experience, current borrower specific information, collateral value (including digital asset collateral, where applicable), payment history, and reasonable and supportable forecasts of future economic conditions.

Loans are evaluated individually when they do not share similar risk characteristics and collectively when similar risk characteristics exist.

When collectability of principal or interest is not probable, the loan is placed on nonaccrual status and interest income recognition is suspended. Interest income recognition resumes when collectability becomes reasonably assured.

Loans are written off when management determines that recovery of principal is not expected. Any bsubsequent recoveries are recorded as a reduction of credit loss expense in the period received.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S.) GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

●	Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

●	Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

Interest Income and Loan Fees

The Company’s lending activities give rise to financial assets (loans receivable). Revenues is recognized in accordance with ASC 606, Revenue from Contracts with Customers and ASC 310 and ASC 835-30, as interest income is earned using the effective interest method over the contractual term of the loan. The applicable borrower fee rates for loans vary based on several factors including the originating loan-to-value ratio, loan duration and jurisdiction and are earned rateably over the life of the loan. Liquidation handling fees, late fees, stabilization fees, or conversion fees may apply in the case of a collateral sale and are recognized at the time the liquidation, late payment, stabilization, or conversion occurs.

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

Related Party Disclosures

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel. A transaction is considered to be a related party transaction when there is a transfer of resources of obligations between related parties. The Company, in accordance with the standard ASC 850, presents disclosures about related party transactions and outstanding balances with related parties, see Note 9.

Notes Payable

Notes payable represent written debt instruments evidencing amounts owed to lenders. Note payables are recognized when the company becomes obligated under a contractual borrowing arrangement and are recorded in accordance with ACS 470 at the principal amount received, net of any amortized discount, premium, or debt issuance costs, as applicable.

Interest expense is recognized over the contractual term of the borrowing using the effective interest method in accordance with ACS 835-30. If a note does not bear interest as a stated market rate, the company evaluates whether interest should be imputed at an appropriate market rate at inception.

Note payables are classified as current or non current based on contractual maturity as of the balance sheet date. The company evaluates modifications, extensions, or extinguishment of debt in accordance with ASC 470 and recognizes any resulting gain or loss in the period of settlement. Compliance with debt covenants is assessed at each reporting date, and the amounts are reclassified as current if a covenant violation results in the obligation becoming callable and no waiver has been obtained.

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

As of March 31, 2026 and year-end December 31, 2025, there were outstanding warrants that could convert into 150,000 common shares. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Under this guidance, a tax benefit is recognized only if it is more likely than not that the position will be sustained upon examination by taxing authorities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2026 and year end December 31, 2025, the Company had no accrued interest or penalties and has not identified any material uncertain tax positions.

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

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded as additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in-capital. Shares issued for services received or non-cash consideration are measured at the fair market value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 50,000,000 shares of common stock at $0.001 per share. As of March 31, 2026, 46,675,000 shares of common stock are issued and outstanding, respectively.

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

As of March 31, 2026 and year-end December 31, 2025, there were outstanding warrants that could convert into 150,000 common shares.

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

Note 3 - Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the quarter ended March 31, 2026, the Company had cash balance of $2,927, incurred a net loss of $38,717 and had working capital of approximately $4,352. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

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

Note 4 - Commitment and Contingencies

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims.

Other Commitments

The Company may enter into financing arrangements in the normal course of its lending activities, including borrowings obtained to fund loans collateralized by digital assets. As of March 31, 2026 and December 31, 2025, the Company does not have any commitment related to collateralized loans.

Note 5 - Accounts Payable and Accrued Expenses

The Company accrued amounts owed to vendors, which were comprised of the following:

	March 31, 2026	December 31, 2025

Vendor payables
Professional fees	$723	$2,319
Accounts payable & accrued liabilities	$723	$2,319

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. The Company has no balances outstanding for more than 90 days.

Note 6 - Shareholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share. As of March 31, 2026 and December 31, 2025 there were 46,675,000 shares and 6,675,000 shares, respectively of common stock issued and outstanding.

On October 7, 2025, Exworth Management, Inc. forgave the outstanding loan balance of $103,321 which was deemed as a capital contribution.

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

On February 4, 2026, the Company issued 30,000,000 shares of its common stock to John P. O’Shea, President for cash consideration of $30,000.

On February 17, 2026, the Company issued 10,000,000 shares of its common stock to Jennifer L. O’Shea, Secretary for cash consideration of $10,000.

Note 7 - Warrants

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

As of March 31, 2026, and December 31, 2025, an aggregate of 150,000 warrants to purchase shares of the Company’s common stock remained outstanding.

No warrants were exercised, modified, or cancelled during the three-month ended March 31, 2026, and the year ended December 31, 2025. Accordingly, the Company did not recognize any stock-based compensation expense related to these warrants.

The following are changes and balances for common share equivalent due to outstanding warrants:

	Warrants Common Share Equivalents	Weighted Average Exercise Price
Outstanding December 31, 2024	150,000	$1.20
Add: Granted	-	-
Less Exercised	-
Less: Expired/Forfeited	-

Outstanding December 31, 2025	150,000	$1.20
Add: Granted	-	-
Less Exercised	-
Less: Expired/Forfeited	-
-
Outstanding March 31, 2026	150,000	$1.20

As of March 31, 2026, the weighted average remaining contractual life of the warrants was approximately 1.4 years.

Note 8 – Income Taxes

The components of income tax balances for the quarter ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Net losses before taxes	38,717	40,223
Adjustments to arrive at taxable income/loss
Permanent differences:
Temporary differences:
Taxable loss/(Income)	38,717	40,223

Current Year Taxable income (loss)	$38,717	$40,223
NOL carried forward prior year (tax return)	605,379	565,156
NOL carried forward at period end	$644,096	$605,379

Deferred Tax Asset – Federal Rate (21%)	135,260	127,130
Deferred Tax asset – State Rate (5.5%)	35,425	33,296
Total Deferred Tax Asset	$170,685	$160,426

Valuation Allowance	(170,685)	(160,426)
Deferred tax per books:	-	-

Due to the changes in the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carry forwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carry forwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the quarter ended March 31, 2026 and fiscal years ended December 31, 2025. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Note 9 – Related Party Transactions

See “Note 6 – Shareholders’ Equity” for share issuances to related parties and debt forgiven by related parties deemed as capital contribution.

Note 10 – Subsequent Events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after March 31, 2026 through the date the condensed consolidated financial statements were filed.

On April 4, 2026, the Company entered into a Non-Recourse Loan Agreement with John P. O’Shea, President of the Company. Mr. O’Shea lent the Company $30,000. The loan bears no interest and the unpaid principal balance is due and payable by April 6, 2028, the maturity date. As a Non-Recourse Loan, neither the Company nor any of its officers, directors, or shareholders shall have any personal or corporate liability for the repayment of the loan. This is considered a related party transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U. S. Securities and Exchange Commission (the “SEC”) on April 6, 2026, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our ability to successfully implement our business plan;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully acquire, develop or commercialize new products;
●	the commercial success of our products;
●	the impact of any industry regulation;

We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to Strategic Acquisitions, Inc. and its wholly-owned subsidiary Exworth, a Nevada corporation.

Business Overview

Strategic Acquisitions, Inc. (the “Company,” “we,” “us” and words of similar import) was incorporated under the laws of the State of Nevada on January 27, 1989. The Company is a private lending company that provides digital asset backed loan service to businesses. On December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) with Exworth Union Inc. (“Exworth Union”) and the owners of all of its outstanding shares of capital stock — Exworth Management LLC (“Exworth Management”) and World Class Global Technology PTE LTD. (“World Class,” collectively with Exworth Management, the “Stockholders”) whereby we acquired Exworth Union (the “Merger”). Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income. Since the merger, we generated revenues from interest income and fees from loan receivable issuance. During 2023, we initiated loan administrations services and ceased providing services. During July 2024, all loan receivable issued were settled by borrowers and we have temporarily ceased lending operations from this date as of the date this SEC filing.

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

As a result of the acquisition of Exworth Union we are in the business of providing loans collateralized by digital assets. Our loan business is currently limited due to the early stage of the digital asset industry, changing economic conditions and the need to develop a proprietary software technology platform, to facilitate the origination and servicing of digital asset backed loans, and as of March 31, 2026, we have not begun development of software due to lack of funding. Our target customers are small businesses and individuals that hold intangible assets including digital currencies seeking loans secured by such assets. We intend to provide term loans to these enterprises and individuals which are collateralized with intangible assets, such as Bitcoin. We intend to generate revenue from interest income and transaction-based services fees. We intend to design a Platform to originate and service loans backed by various assets. Nevertheless, to date, Bitcoin is the only asset we have accepted as collateral for a loan and we intend to focus on the market for loans secured by digital currencies for the immediate future.

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

Foreign business models rely on being unregulated or only regulated in a small number of lower compliance jurisdictions, while also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.

Based on this market environment, we have not been able to offer some popular products and services that our unregulated or less regulated competitors offer, which adversely impact our business, financial condition, and results of operations.

In assessing our business operations, we expect to expend significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions, all of which will incur significant costs to comply with these requirements before we could grow our business. For these reasons, management is accessing its business model. Based on the Company’s limited resources, management is currently evaluating areas to build its business and is focusing on identifying their future customer base.

Management is also considering the divestiture of its wholly owned subsidiary, Exworth Union. As the Company’s business focus evolves, the importance of this subsidiary is no longer strategic to the Company. At this time, management does not believe that the divestiture of its subsidiary would have any impact the business, results of operations, cash flows and financial condition of the Company.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenue, net	$-	$-
Cost of goods sold	-	-
Operating income	-	-

Operating Expenses:

Selling, general and administrative	38,717	25,044
Total operating expenses	38,717	25,044
Loss from operations	(38,717)	(25,044)
Interest expense

Loss before provision for income taxes	(38,717)	(25,044)
Provision for income taxes	-	-
Net Loss	$(38,717)	(25,044)

Revenues

There was no revenue for the three months ended March 31, 2026 and 2025.

Operating Expenses

Total operating expenses increased by $13,673, or 54%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in operating expenses was primarily due to an increase in general and administrative wages and related expenses of $38,717 due to an increase in professional fees.

Liquidity and Capital Resources

As of March 31, 2026, we had cash on hand of $2,927, as compared to cash on hand of $508 as of December 31, 2025. The increase in cash on hand is a result of the sale of 40,000,000 common shares of stock for $40,000.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through March 31, 2026 of $520,380.

During the three months ended March 31, 2026, the Company received net cash proceeds of $40,000 from the sale of 40,000,000 of its common shares. If the Company does not generate additional revenue or equity and other debt financing from third parties, it will not have sufficient cash to meet its obligations for the next twelve months following the date of this Quarterly Report on Form 10-Q. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management cannot guarantee any other potential debt of equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

Working Capital (Deficiency)

	Mach 31, 2026	December 31, 2025
Current assets	$5,075	$5,388
Current liabilities	723	2,319
Working capital (deficiency)	$4,352	$3,069

Cash Flows

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(37,581)	$(24,194)
Net cash used in investing activities	-	-
Net cash provided by financing activities	40,000	7,200
Net increase (decrease) in cash	$2,419	$(16,994)

Operating Activities

Net cash used in operating activities was $(37,581) for the three months ended March 31, 2026, due to a net loss of $38,717, Net cash used in operating activities was $24,194 for the three months ended March 31, 2025, due to a net loss of $25,044.

Investing Activities

There were no investing activities in the three months ended March 31, 2026 and 2025.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $40,000, consisting of the sale of 40,000,000 shares of common stock. For the three months ended March 31, 2025, net cash provided by financing activities was $7,200, consisting of proceeds from a related party to keep the Company operational.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on April 6, 2026.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 3 to our unaudited consolidated financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company has determined that its internal control over financial reporting was ineffective due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives; and
●	Need for an audit committee.

Management’s Plan to Remediate the Material Weakness

Management is developing a plan to institute protocols to identify causes of the control deficiencies that give rise to the material weaknesses. Until the remediation efforts are fully implemented, and an audit committee is appointed, management expects material weaknesses will continue to exist.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2026.

ITEM 1A. RISK FACTORS

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 6, 2026. There have been no material changes from the risk factors previously disclosed in such Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On February 4, 2026, the Company issued 30,000,000 shares of common stock to John P. O’Shea, President for cash consideration of $30,000.

On February 17, 2026, the Company issued 10,000,000 shares of common stock to Jennifer L. O’Shea, Secretary for cash consideration of $10,000.

The issuances of common stock described above were made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. The shares issued are restricted securities and bear a legend restricting transfer absent registration or an applicable exemption from registration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
101.INS	Inline XBRL Instance Document t
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document t
104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.
(Registrant)

Date: May 6, 2026	By:	/s/ John P. O’Shea
John P. O’Shea
Principal Executive Officer
Principal Financial Officer

