Form 10-Q
period 2026-06-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2026-08-14
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3506506
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2464 Darts Cove Way

Mount Pleasant Charleston, SC 29466

(Address of principal executive offices and Zip Code)

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

There were 46,775,000 shares of the registrant’s common stock outstanding as of August 14, 2026

STRATEGIC ACQUISITIONS, INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$32,349	$508
Prepaid expenses	8,440	4,880
TOTAL CURRENT ASSETS	40,789	5,388

NON-CURRENT ASSETS	-	-

TOTAL ASSETS	$40,789	$5,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$2,319
TOTAL CURRENT LIABILITIES	-	2,319

NON-CURRENT LIABILITIES
Notes payable - related parties	60,000	-
TOTAL NON-CURRENT LIABILITIES	60,000	-

TOTAL LIABILITIES	60,000	2,319

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized; 46,775,000 and 6,675,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	46,775	6,675
Additional paid-in capital	478,957	478,057
Accumulated deficit	(544,943)	(481,663)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(19,211)	3,069
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$40,789	$5,388

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUE	$-	$-	$-	$-
Total revenues	-	-	-	-

Operating expenses
Selling, general and administrative	24,563	2,547	63,280	27,591
Total operating expenses	24,563	2,547	63,280	27,591

Loss from operations	(24,563)	(2,547)	(63,280)	(27,591)

Other income (expense)
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Loss before income taxes	(24,563)	(2,547)	(63,280)	(27,591)

Less: provision for income taxes	-	-	-	-

Net loss	$(24,563)	$(2,547)	$(63,280)	$(27,591)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted - weighted average number of common shares outstanding	46,695,879	6,675,000	38,453,453	6,675,000

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2026

(Unaudited)

For The Three And Six Months Ended June 30, 2026

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	TOTAL
Balance December 31, 2025	6,675,000	$6,675	$478,057	$(481,663)	$3,069
Shares issued for cash	40,000,000	40,000	-	-	40,000
Net Loss	-	-	-	(38,717)	(38,717)
Balance March 31, 2026 (Unaudited)	46,675,000	$46,675	$478,057	$(520,380)	$4,352
Shares issued for services	100,000	100	900	-	1,000
Net Loss	-	-	-	(24,563)	(24,563)
Balance June 30, 2026 (Unaudited)	46,775,000	$46,775	$478,957	$(544,943)	$(19,211)

For The Three And Six Months Ended June 30, 2025

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	TOTAL
Balance December 31, 2024	6,675,000	$6,675	$353,736	$(442,438)	$(82,027)
Net Loss	-	-	-	(25,044)	(25,044)
Balance March 31, 2025 (Unaudited)	6,675,000	$6,675	$353,736	$(467,482)	$(107,071)
Net Loss	-	-	-	(2,547)	(2,547)
Balance June 30, 2025 (Unaudited)	6,675,000	$6,675	$353,736	$(470,029)	$(109,618)

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES:
Net loss	$(63,280)	$(27,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issuance for services	1,000	-
Changes in assets and liabilities:
(Increase) decrease in
prepaid expenses	(3,560)	864
Increase (decrease) in
accounts payable and accrued expenses	(2,319)	(551)
Net cash used in operating activities	$(68,159)	$(27,278)

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from related party notes payable	60,000	-
Proceeds from related party advances	-	7,700
Proceeds from issuance of common stock	40,000	-
Net cash provided by financing activities	$100,000	$7,700

NET INCREASE (DECREASE) IN CASH	$31,841	$(19,578)

CASH AT BEGINNING OF PERIOD	$508	$23,281

CASH AT END OF PERIOD	$32,349	$3,703

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Nature of Operations

Organization

Strategic Acquisitions, Inc. (“STQN”) was organized January 27, 1989 under the laws of the State of Nevada. On November 29, 2022, STQN incorporated a subsidiary, STQN Sub, Inc. (“STQN Sub”). Since inception to December 22, 2022, STQN did not engage in any significant business activities other than organizational efforts, the sale of stock, and the evaluation of potential acquisition targets with active business operations. STQN Sub is a dormant entity with no reportable balances.

Effective December 22, 2022, STQN completed a reverse acquisition of Exworth Union Inc (“Union”) (the “Transaction”) through a share exchange with the two stockholders of Union. To complete the Transaction, STQN issued a total of 3,960,000 shares of STQN common stock (representing 59.3% of STQN’s issued and outstanding common stock after the Transaction) to the two stockholders of Union in exchange for 1,100 shares of Union’s common stock, representing 100% of Union’s issued and outstanding common stock. As a result of the Transaction, STQN now owns all of the issued and outstanding common stock of Union, the surviving company of the merger between STQN Sub and Union. Prior to the Transaction, Exworth Management LLC (“Exworth Management”) owned 91% of the outstanding common stock of Union and approximately 74% of the outstanding common stock of STQN.

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of June 30, 2026, there are no loans receivable outstanding and no digital assets collateral. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted by the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and the Financial Accounting Standards Board (“FASB”) under the rules and regulations to the United States Securities and Exchange Commission SEC and are expressed in U.S. dollars.

Principles of consolidation

As of June 30, 2026, the accounts include those of Strategic Acquisitions, Inc and its 100% owned subsidiary Exworth Union, Inc. Its wholly owned subsidiary STQN Sub, Inc. is dormant and has no reportable balances.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration and credit risk

The Company maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, from time to time, amounts may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of June 30, 2026 and December 31, 2025, the Company had no uninsured balances on deposit at banks.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, loans receivable, digital assets held as collateral. The Company’s loan portfolio may be concentrated among a limited number of borrowers and is secured by digital asset collateral. The collateral is only Bitcoin which can be subject to market volatility. The Company additionally monitors the creditworthiness of borrowers and the value of collateral on an ongoing basis to mitigate credit risk. As of June 30, 2026 and December 31, 2025, the Company held no loan receivable balances or collateral.

The Company utilizes third-party service providers for the custody of digital assets. Accordingly, the Company is exposed to risks associated with these custodians, including the risk of loss, theft, or misappropriation of digital assets, as well as potential service disruptions. The Company monitors the performance and reliability of its custodians on an ongoing basis.

The Company did not generate any revenue, had no customers and had no loans outstanding during the year ended December 31, 2025 and for the six months ended June 30, 2026.

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

The Company held no digital assets as of June 30, 2026, and December 31, 2025.

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

Notes Payable

Notes payable represent written debt instruments evidencing amounts owed to lenders. Note payables are recognized when the Company becomes obligated under a contractual borrowing arrangement and are recorded in accordance with ASC 470 at the principal amount received, net of any amortized discount, premium, or debt issuance costs, as applicable.

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

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options and the conversion of instruments convertible to common stock. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

As of June 30, 2026 and year-end December 31, 2025, there were outstanding warrants that could convert into 150,000 common shares. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Under this guidance, a tax benefit is recognized only if it is more likely than not that the position will be sustained upon examination by taxing authorities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2026 and year end December 31, 2025, the Company had no accrued interest or penalties and has not identified any material uncertain tax positions.

The Company is subject to U.S. federal income taxation and taxation in the state of South Carolina. The Company has filed its income tax returns through the year ended December 31, 2024, and the 2025 return is on extension. Tax years generally remain subject to examination for three years from the date of filing. The Company is not currently subject to any income tax examinations.

Cash flows reporting

The Company prepares its statements of cashflows in accordance with ASC-230, Statements of Cash Flows, using the indirect method. Cash Equivalents include investments, with original maturities of three months or less. Non-cash investing and financing activities are disclosed separately in the supplemental section of the cash flow statement. Cash receipts from interest income are classified as operating cash inflows. Cash purchases of property and equipment are classified as investing activities, while proceeds from debt or equity financing are included in financing activities. Some transactions were part cash and part noncash and disclosed accordingly.

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded at par value in the common stock account, with the excess recorded in additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in-capital. Shares issued for services received or non-cash consideration are measured at the fair market value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 50,000,000 shares of common stock at $0.001 per share. As of June 30, 2026, 46,775,000 shares of common stock are issued and outstanding.

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

As of June 30, 2026 and year-end December 31, 2025, there were outstanding warrants that could convert into 150,000 common shares.

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

Note 3 - Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of June 30, 2026, the Company had cash of $32,349, positive working capital of $40,789, and a stockholders’ deficit of $(19,211). For the three and six months ended June 30, 2026, the Company incurred net losses of $24,563 and $63,280, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

Management plans to seek debt and/or equity financing to operate until the Company has established sufficient ongoing revenues to cover its costs and obtains additional capital through public or private financing arrangements. Management is pursuing capital raising efforts and implementing its business plan. However, there is no assurance that management will be successful in accomplishing its plan.

These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Commitment and Contingencies

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims as of June 30, 2026.

Other Commitments

The Company may enter into financing arrangements in the normal course of its lending activities, including borrowings obtained to fund loans collateralized by digital assets. As of June 30, 2026 and December 31, 2025, the Company does not have any commitment related to collateralized loans.

Note 5 - Accounts Payable and Accrued Expenses

The Company accrued amounts owed to vendors, which were comprised of the following:

	June 30, 2026	December 31, 2025
Vendor payables
Professional fees	$-	$2,319
Total accounts payable and accrued liabilities	$-	$2,319

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

Note 6 - Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share. As of June 30, 2026 and December 31, 2025 there were 46,775,000 shares and 6,675,000 shares, respectively, of common stock issued and outstanding.

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

On June 12, 2026, the Company issued an aggregate of 100,000 shares of its common stock (50,000 shares to each of two consultants) for services rendered, at a valuation of $0.01 per share, for a total fair value of $1,000.

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

As of June 30, 2026, and December 31, 2025, an aggregate of 150,000 warrants to purchase shares of the Company’s common stock remained outstanding.

No warrants were exercised, modified, or cancelled during the three and six months ended June 30, 2026, and the year ended December 31, 2025. Accordingly, the Company did not recognize any stock-based compensation expense related to these warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	150,000	$1.20	2.7
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2025	150,000	$1.20	1.7
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at June 30, 2026	150,000	$1.20	1.2
Exercisable at June 30, 2026	150,000	$1.20	1.2

As of June 30, 2026, the weighted average remaining contractual life of the warrants was approximately 1.2 years.

Note 8 - Income Taxes

The components of income tax balances for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Net losses before taxes	63,280	40,223
Adjustments to arrive at taxable income/loss
Permanent differences:
Temporary differences:
Taxable loss / (income)	63,280	40,223
Current period taxable income (loss)	$63,280	$40,223
NOL carried forward from prior period	605,379	565,156
NOL carried forward at period end	$668,659	$605,379
Deferred Tax Asset - Federal Rate (21%)	140,418	127,130
Deferred Tax Asset - State Rate (5.5%)	36,776	33,296
Total Deferred Tax Asset	$177,194	$160,426
Valuation Allowance	(177,194)	(160,426)
Deferred tax per books	-	-

Due to the changes in the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carry forwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carry forwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the six months ended June 30, 2026 and fiscal year ended December 31, 2025. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Note 9 - Related Party Transactions

See Note 6 – Stockholders’ Equity for share issuances to related parties and debt forgiven by related parties deemed as capital contributions.

Notes Payable – Related Party

On April 4, 2026, the Company entered into a Non-Recourse Loan Agreement with John P. O’Shea, President of the Company. Mr. O’Shea lent the Company $30,000. The loan bears no interest and the unpaid principal balance is due and payable by April 6, 2028, the maturity date.

On June 18, 2026, the Company entered into a second Non-Recourse Loan Agreement with John P. O’Shea, President of the Company. Mr. O’Shea lent the Company an additional $30,000. The loan bears no interest and the unpaid principal balance is due and payable by June 18, 2028, the maturity date.

As of June 30, 2026 and December 31, 2025, the aggregate outstanding balance of related party notes payable was $60,000 and $0, respectively.

Note 10 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all events and transactions that occurred after June 30, 2026 through the date the condensed consolidated financial statements were filed. No material subsequent events were identified that require recognition or disclosure.

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

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to Strategic Acquisitions, Inc. and its wholly-owned subsidiary Exworth Union, a Delaware corporation.

Business Overview

Strategic Acquisitions, Inc. (the “Company,” “we,” “us” and words of similar import) was incorporated under the laws of the State of Nevada on January 27, 1989. The Company is a private lending company that provides digital asset backed loan service to businesses. On December 22, 2022, we entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) with Exworth Union Inc. (“Exworth Union”) and the owners of all of its outstanding shares of capital stock — Exworth Management LLC (“Exworth Management”) and World Class Global Technology PTE LTD. (“World Class,” collectively with Exworth Management, the “Stockholders”) whereby we acquired Exworth Union (the “Merger”). Exworth Union is engaged in providing loans collateralized by digital assets. Prior to the Merger, we were a “shell” company with no commercial operations and had generated no revenues other than nominal interest income. Since the merger, we generated revenues from interest income and fees from loan receivable issuance. During 2023, we initiated loan administrations services and ceased providing services. During July 2024, all loan receivable issued were settled by borrowers and we have temporarily ceased lending operations from this date as of the date of this SEC filing.

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

As a result of the acquisition of Exworth Union we are in the business of providing loans collateralized by digital assets. Our loan business is currently limited due to the early stage of the digital asset industry, changing economic conditions and the need to develop a proprietary software technology platform, to facilitate the origination and servicing of digital asset backed loans, and as of June 30, 2026, we have not begun development of software due to lack of funding. Our target customers are small businesses and individuals that hold intangible assets including digital currencies seeking loans secured by such assets. We intend to provide term loans to these enterprises and individuals which are collateralized with intangible assets, such as Bitcoin. We intend to generate revenue from interest income and transaction-based services fees. We intend to design a Platform to originate and service loans backed by various assets. Nevertheless, to date, Bitcoin is the only asset we have accepted as collateral for a loan and we intend to focus on the market for loans secured by digital currencies for the immediate future.

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

In assessing our business operations, we expect to expend significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions, all of which will incur significant costs to comply with these requirements before we could grow our business. For these reasons, management is assessing its business model. Based on the Company’s limited resources, management is currently evaluating areas to build its business and is focusing on identifying their future customer base.

Management is also considering the divestiture of its wholly owned subsidiary, Exworth Union. As the Company’s business focus evolves, the importance of this subsidiary is no longer strategic to the Company. At this time, management does not believe that the divestiture of its subsidiary would have any impact on the business, results of operations, cash flows and financial condition of the Company.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2026	June 30, 2025
Revenue, net	$-	$-
Cost of services	-	-
Operating income	-	-
Operating expenses:
Selling, general and administrative	24,563	2,547
Total operating expenses	24,563	2,547
Loss from operations	(24,563)	(2,547)
Interest expense	-	-
Loss before provision for income taxes	(24,563)	(2,547)
Provision for income taxes	-	-
Net Loss	$(24,563)	$(2,547)

Revenues

There was no revenue for the three months ended June 30, 2026 and 2025.

Operating Expenses

Total operating expenses were $24,563 for the three months ended June 30, 2026, as compared to $2,547 for the three months ended June 30, 2025. The increase of approximately $22,016 was primarily attributable to higher professional fees associated with the Company’s public company reporting activities and consulting services rendered during the period.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
Revenue, net	$-	$-
Cost of services	-	-
Operating income	-	-
Operating expenses:
Selling, general and administrative	63,280	27,591
Total operating expenses	63,280	27,591
Loss from operations	(63,280)	(27,591)
Interest expense	-	-
Loss before provision for income taxes	(63,280)	(27,591)
Provision for income taxes	-	-
Net Loss	$(63,280)	$(27,591)

Revenues

There was no revenue for the six months ended June 30, 2026 and 2025.

Operating Expenses

Total operating expenses were $63,280 for the six months ended June 30, 2026, as compared to $27,591 for the six months ended June 30, 2025. The increase of approximately $35,689 was primarily driven by higher professional fees, OTC market membership expense, consulting fees, and share-based compensation of $1,000 associated with shares issued for services during the second quarter of 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had cash on hand of $32,349, as compared to cash on hand of $508 as of December 31, 2025. The increase in cash on hand of $31,841 is primarily the result of $60,000 in proceeds from non-recourse related party notes payable and $40,000 in proceeds from the sale of common stock, partially offset by $68,159 in cash used in operating activities.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit as of June 30, 2026 of $544,943.

During the six months ended June 30, 2026, the Company received $60,000 in non-recourse related party loans and $40,000 from the sale of common stock. If the Company does not generate additional revenue or equity and other debt financing from third parties, it will not have sufficient cash to meet its obligations for the next twelve months following the date of this Quarterly Report on Form 10-Q. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Working Capital (Deficiency)

	June 30, 2026	December 31, 2025
Current assets	$40,789	$5,388
Current liabilities	-	2,319
Working capital (deficiency)	$40,789	$3,069

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(68,159)	$(27,278)
Net cash used in investing activities	-	-
Net cash provided by financing activities	100,000	7,700
Net increase (decrease) in cash	$31,841	$(19,578)

Operating Activities

Net cash used in operating activities was $(68,159) for the six months ended June 30, 2026, consisting of a net loss of $(63,280), adjusted for non-cash share-based compensation of $1,000, an increase in prepaid expenses of $(3,560), and a decrease in accounts payable and accrued expenses of $(2,319). Net cash used in operating activities was $(27,278) for the six months ended June 30, 2025, consisting of a net loss of $(27,591), adjusted for a decrease in prepaid expenses of $864 and a decrease in accounts payable and accrued expenses of $(551).

Investing Activities

There were no investing activities in the six months ended June 30, 2026 and 2025.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $100,000, consisting of $60,000 in proceeds from non-recourse related party notes payable and $40,000 from the sale of 40,000,000 shares of common stock. For the six months ended June 30, 2025, net cash provided by financing activities was $7,700 , consisting of advances from a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on April 6, 2026.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2026.

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

On June 12, 2026, the Company issued 100,000 shares of common stock (50,000 shares each to two consultants) for services rendered, at a valuation of $0.01 per share. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The shares are restricted securities.

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

None.

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

STRATEGIC ACQUISITIONS, INC.

(Registrant)

Date: August 14, 2026	By:	/s/ John P. O’Shea
John P. O’Shea
President, Chief Executive Officer and Principal Executive Officer

Date: August 14, 2026	By:	/s/ Jennifer L. O’Shea
Jennifer L. O’Shea
Secretary and Principal Financial Officer

