Form 10-Q
period 2026-09-30
STRATEGIC ACQUISITIONS INC /NV/
filed 2026-11-06
CIK 847942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28963

STRATEGIC ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3506506
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2464 Darts Cove Way

Mount Pleasant, SC 29466

(Address of principal executive offices and Zip Code)

(212) 495-9234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	STQN	N/A

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

There were 46,775,000 shares of the registrant’s common stock outstanding as of November 3, 2026.

STRATEGIC ACQUISITIONS, INC.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$20,607	$508
Prepaid expenses	7,300	4,880
TOTAL CURRENT ASSETS	27,907	5,388
NON-CURRENT ASSETS	-	-
TOTAL ASSETS	$27,907	$5,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$2,319
TOTAL CURRENT LIABILITIES	-	2,319
NON-CURRENT LIABILITIES
Notes payable - related parties	60,000	-
TOTAL NON-CURRENT LIABILITIES	60,000	-
TOTAL LIABILITIES	60,000	2,319

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares authorized; 46,775,000 and 6,675,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	46,775	6,675
Additional paid-in capital	478,957	478,057
Accumulated deficit	(557,825)	(481,663)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(32,093)	3,069
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,907	$5,388

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
REVENUE	$-	$-	$-	$-
Total revenues	-	-	-	-
Operating expenses
Selling, general and administrative	12,882	(3,347)	76,162	24,244
Total operating expenses	12,882	(3,347)	76,162	24,244
Loss (income) from operations	(12,882)	3,347	(76,162)	(24,244)
Other income (expense)
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-
Loss (income) before income taxes	(12,882)	3,347	(76,162)	(24,244)
Less: provision for income taxes	-	-	-	-
Net loss (income)	$(12,882)	$3,347	$(76,162)	$(24,244)
Basic and diluted net loss per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and diluted - weighted avg shares	46,775,000	6,675,000	41,291,850	6,675,000

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For The Three And Nine Months Ended September 30, 2026

	Common Stock at Par $0.001		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	TOTAL
Balance Dec 31, 2025	6,675,000	$6,675	$478,057	$(481,663)	$3,069
Shares issued for cash	40,000,000	40,000	-	-	40,000
Net Loss Q1	-	-	-	(38,717)	(38,717)
Balance Mar 31, 2026 (Unaudited)	46,675,000	46,675	478,057	(520,380)	4,352
Shares for services	100,000	100	900	-	1,000
Net Loss Q2	-	-	-	(24,563)	(24,563)
Balance Jun 30, 2026 (Unaudited)	46,775,000	46,775	478,957	(544,943)	(19,211)
Net Loss Q3	-	-	-	(12,882)	(12,882)
Balance Sep 30, 2026 (Unaudited)	46,775,000	$46,775	$478,957	$(557,825)	$(32,093)

For The Three And Nine Months Ended September 30, 2025

	Common Stock at Par $0.001		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	TOTAL
Balance Dec 31, 2024	6,675,000	$6,675	$353,736	$(442,438)	$(82,027)
Net Loss Q1	-	-	-	(25,044)	(25,044)
Balance Mar 31, 2025 (Unaudited)	6,675,000	6,675	353,736	(467,482)	(107,071)
Net Loss Q2	-	-	-	(2,547)	(2,547)
Balance Jun 30, 2025 (Unaudited)	6,675,000	6,675	353,736	(470,029)	(109,618)
Capital contribution	-	-	103,320	-	103,320
Net Income Q3	-	-	-	3,347	3,347
Balance Sep 30, 2025 (Unaudited)	6,675,000	$6,675	$457,056	$(466,682)	$(2,951)

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sep 30, 2026	Nine Months Ended Sep 30, 2025
OPERATING ACTIVITIES:
Net loss	$(76,162)	$(24,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issuance for services	1,000	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(2,420)	864
Increase (decrease) in accounts payable and accrued expenses	(2,319)	(5,664)
Net cash used in operating activities	(79,901)	(29,044)
INVESTING ACTIVITIES:
Net cash used in investing activities	-	-
FINANCING ACTIVITIES:
Proceeds from related party notes payable	60,000	-
Proceeds from related party	-	7,699
Proceeds from issuance of common stock	40,000	-
Net cash provided by financing activities	100,000	7,699
NET INCREASE (DECREASE) IN CASH	20,099	(21,345)
CASH AT BEGINNING OF PERIOD	508	23,281
CASH AT END OF PERIOD	$20,607	$1,936

Supplemental Cash flow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities
Conversion of related party loan and related party payable to capital Contribution	$-	$103,320

The accompanying notes are an integral part of the consolidated financial statements.

STRATEGIC ACQUISITIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Nature of Operations

Organization

Strategic Acquisitions, Inc. (“STQN” or the “Company”) was organized January 27, 1989 under the laws of the State of Nevada. On November 29, 2022, STQN incorporated a subsidiary, STQN Sub, Inc. (“STQN Sub”). Since inception to December 22, 2022, STQN did not engage in any significant business activities other than organizational efforts, the sale of stock, and the evaluation of potential acquisition targets with active business operations. STQN Sub is a dormant entity with no reportable balances.

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

Nature of Operations

Loans made by the Company are collateralized with digital assets of such kind and in such amounts as the Company determines from time to time to be acceptable. As of September 30, 2026, there are no loans receivable outstanding and no digital assets collateral. The Company’s target markets are individuals and commercial enterprises that hold digital assets and are seeking liquidity without selling their digital assets, with limited or no options to obtain a credit line or business loans from conventional financial institutions. The Company provides term loans, up to two years, to these individuals and commercial enterprises.

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

The Company also provides loan administration services to borrowers and lenders. The Company is responsible for processing loan payments, forwarding information to counterparties, responding to inquiries, keeping loan profile records, preparing loan statements, and managing bank accounts and collateral accounts. The Company has not engaged in these activities or maintained any related outstanding balances since July 15, 2024.

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

Principles of Consolidation

As of September 30, 2026, the accounts include those of Strategic Acquisitions, Inc and its 100% owned subsidiary Exworth Union, Inc. Its wholly owned subsidiary STQN Sub, Inc. is dormant and has no reportable balances.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration and Credit Risk

The Company maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, from time to time, amounts may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000 per Federally insured institution. As of September 30, 2026 and December 31, 2025, the Company had no uninsured balances on deposit at banks.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, loans receivable, digital assets held as collateral. The Company’s loan portfolio may be concentrated among a limited number of borrowers and is secured by digital asset collateral. The collateral is only Bitcoin which can be subject to market volatility. The Company additionally monitors the creditworthiness of borrowers and the value of collateral on an ongoing basis to mitigate credit risk. As of September 30, 2026 and December 31, 2025, the Company held no loan receivable balances or collateral.

The Company utilizes third-party service providers for the custody of digital assets. Accordingly, the Company is exposed to risks associated with these custodians, including the risk of loss, theft, or misappropriation of digital assets, as well as potential service disruptions. The Company monitors the performance and reliability of its custodians on an ongoing basis.

The Company did not generate any revenue, had no customers and had no loans outstanding during the year ended December 31, 2025 and for the nine months ended September 30, 2026.

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

The Company held no digital assets as of September 30, 2026, and December 31, 2025.

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

The accounting for these arrangements requires significant judgment, including the evaluation of control over transferred assets, the determination of fair value, and the assessment of risks associated with third- party custodians and counterparties.

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

As of September 30, 2026 and year-end December 31, 2025, there were outstanding warrants that could convert into 150,000 common shares. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Under this guidance, a tax benefit is recognized only if it is more likely than not that the position will be sustained upon examination by taxing authorities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2026 and year end December 31, 2025, the Company had no accrued interest or penalties and has not identified any material uncertain tax positions.

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

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded at par value in the common stock account, with the excess recorded in additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in-capital. Shares issued for services received or non-cash consideration are measured at the fair market value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 50,000,000 shares of common stock at $0.001 per share. As of September 30, 2026, 46,775,000 shares of common stock are issued and outstanding.

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

As of September 30, 2026 and year-end December 31, 2025, there were outstanding warrants that could convert into 150,000 common shares.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220- 40) - Companies must break out major expense categories (e.g., labour, depreciation) in the notes to financial statements aimed at improving transparency. Effective for annual periods after Dec 15, 2026 (early adoption allowed). This is applicable to the Company but it’s not yet effective and the Company has not elected early adoption and currently evaluating the impact.

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

Subsequent Events

The Company follows the guidance in section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements were issued.

Note 3 - Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of September 30, 2026, the Company had cash of $20,607, positive working capital of $27,907, and a stockholders’ deficit of $(32,093). For the three and nine months ended September 30, 2026, the Company incurred net losses of $12,882 and $76,162, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

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

Note 4 - Commitment and Contingencies

Legal contingencies From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened, or asserted claims as of September 30, 2026.

Other Commitments The Company may enter into financing arrangements in the normal course of its lending activities, including borrowings obtained to fund loans collateralized by digital assets. As of September 30, 2026 and December 31, 2025, the Company does not have any commitment related to collateralized loans.

For additional information regarding related-party financing arrangements, refer to Note 9 – Related Party Transactions to the consolidated financial statements.

Note 5 - Accounts Payable and Accrued Expenses

The Company accrued amounts owed to vendors, which were comprised of the following:

	September 30, 2026	December 31, 2025
Vendor payables
Professional fees	$-	$2,319
Total accounts payable and accrued Liabilities	$-	$2,319

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. The Company has no balances outstanding for more than 90 days.

Note 6 - Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.001 per share. As of September 30, 2026, and December 31, 2025, there were 46,775,000 shares and 6,675,000 shares, respectively, of common stock issued and outstanding.

On September 7, 2025, Exworth Management, LLC forgave the outstanding loan balance of $103,321 which was deemed as a capital contribution.

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

Note 7 - Warrants

On August 31, 2022, the Company issued an aggregate of 150,000 warrants to purchase shares of its common stock to John P. O’Shea (37,129 warrants), Marika Tonay (734 warrants), Jonathan Braun (15,000 warrants), Martin H. Kaplan (15,000 warrants), Andrzej Krakowski (15,000 warrants), and Triple A Investment Company Limited (67,137 warrants) in consideration for services rendered. On August 31, 2022, John P. O’Shea transferred 18,564 of his warrants to Jennifer L. O’Shea and retained the remaining 18,565 warrants. The warrants vested immediately upon issuance, are exercisable at a price of $1.20 per share, and expire on August 31, 2027.

As of September 30, 2026, and December 31, 2025, an aggregate of 150,000 warrants to purchase shares of the Company’s common stock remained outstanding.

No warrants were exercised, modified, or cancelled during the three and nine months ended September 30, 2026, and the year ended December 31, 2025. Accordingly, the Company did not recognize any stock- based compensation expense related to these warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	150,000	$1.20	2.7
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding at December 31, 2025	150,000	$1.20	1.7
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding at September 30, 2026	150,000	$1.20	0.9
Exercisable at September 30, 2026	150,000	$1.20	0.9

As of September 30, 2026, the weighted average remaining contractual life of the warrants was approximately 0.9 years.

Note 8 - Income Taxes

The components of income tax balances for the nine months ended September 30, 2026, and the year ended December 31, 2025, are as follows:

	September 30, 2026	September 30, 2025
Net losses before taxes	$76,162	$24,244
Adjustments to arrive at taxable income/loss
Permanent differences:
Temporary differences:
Taxable loss / (income)	76,162	24,244
Current period taxable loss/ (income)	$76,162	$24,244
NOL carried forward from prior period	605,379	565,156
NOL carried forward at period end	$681,541	$589,400
Deferred Tax Asset - Federal Rate (21%)	143,124	123,774
Deferred Tax Asset - State Rate (5%)	34,077	29,470
Total Deferred Tax Asset	$177,201	$153,244
Valuation Allowance	(177,201)	(153,244)
Deferred tax per books	$-	$-

Due to the changes in the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carry forwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carry forwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the nine months ended September 30, 2026, and the fiscal year ended December 31, 2025. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Note 9 - Related Party Transactions

See Note 6-Stockholders’ Equity for share issuances to related parties and debt forgiven by related parties deemed as capital contributions.

Notes Payable - Related Party

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

As of September 30, 2026 and December 31, 2025, the aggregate outstanding balance of related party notes payable was $60,000 and $0, respectively.

Note 10 - Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all events and transactions that occurred after September 30, 2026 through the date the condensed consolidated financial statements were filed.

Subsequent to the quarter end, on October 25, 2026, the Company executed a corporate resolution and received proceeds for an additional $20,000 related-party loan from John P. O’Shea. The loan bears no interest and is due on October 25, 2028.

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

As a result of the acquisition of Exworth Union we are in the business of providing loans collateralized by digital assets. Our loan business is currently limited due to the early stage of the digital asset industry, changing economic conditions and the need to develop a proprietary software technology platform, to facilitate the origination and servicing of digital asset backed loans, and as of September 30, 2026, we have not begun development of software due to lack of funding. Our target customers are small businesses and individuals that hold intangible assets including digital currencies seeking loans secured by such assets. We intend to provide term loans to these enterprises and individuals which are collateralized with intangible assets, such as Bitcoin. We intend to generate revenue from interest income and transaction-based services fees. We intend to design a Platform to originate and service loans backed by various assets. Nevertheless, to date, Bitcoin is the only asset we have accepted as collateral for a loan and we intend to focus on the market for loans secured by digital currencies for the immediate future.

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

Overview and Market Classification Update

Strategic Acquisitions, Inc. (the “Company,” “we,” “us” or “our”) continues to identify and evaluate strategic opportunities. Management strictly monitors our market tier positioning to ensure alignment with our capital strategy and regulatory footprint. During the current fiscal year, we transitioned our market classification from the OTC Pink Limited Market to the OTC ID Basic Market. This transition to the OTC ID Basic Market aligns with our current reporting framework and provides an appropriate baseline for our outstanding public float and trading visibility as we structure future corporate actions.

Corporate Governance Updates

During the quarter ended September 30, 2026, our Board of Directors established an Audit Committee and a Risk Committee. The formation of these committees is designed to enhance our corporate governance, strengthen internal financial controls, and formalize our risk management frameworks as we continue to scale our operations and evaluate new strategic initiatives.

Results of Operations

Three Months Ended September 30, 2026, compared to Three Months Ended September 30, 2025

We generated no revenue for the three months ended September 30, 2026, and 2025. Operating expenses for the three months ended September 30, 2026, were $12,882, consisting primarily of professional fees and OTC membership expenses, resulting in a net loss of $12,882 for the quarter.

Nine Months Ended September 30, 2026, compared to Nine Months Ended September 30, 2025

We generated no revenue for the nine months ended September 30, 2026, and 2025. Operating expenses for the nine months ended September 30, 2026, increased to $76,162 compared to $24,244 for the same period in 2025. This increase was primarily driven by higher professional, legal, and accounting fees associated with our corporate structuring, adjusting journal entries (including the amortization of prepaid OTC membership expenses), and regulatory filings. Consequently, we recognized a net loss of $76,162 for the nine months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of $20,607 and total current assets of $27,907, compared to $508 and $5,388, respectively, as of December 31, 2025. For the nine months ended September 30, 2026, net cash used in operating activities was $79,901, primarily driven by our net loss of $76,162 and an increase in prepaid expenses of $2,420, partially offset by stock issued for services.

Net cash provided by financing activities during the nine months ended September 30, 2026, was $100,000. This influx consisted of $40,000 from the issuance of common stock and $60,000 in non-recourse related party notes. The $60,000 non-recourse related party note remains outstanding as of September 30, 2026.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10- Q have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit as of September 30, 2026 of $557,825.

During the nine months ended September 30, 2026, the Company received $60,000 in non-recourse related party loans and $40,000 from the sale of common stock. If the Company does not generate additional revenue or equity and other debt financing from third parties, it will not have sufficient cash to meet its obligations for the next twelve months following the date of this Quarterly Report on Form 10-Q. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Subsequent Events

Subsequent to the quarter end, on October 25, 2026, the Company executed a corporate resolution for an additional $20,000 related-party loan from John P. O’Shea. Management believes that our current cash balance, combined with the subsequent $20,000 related-party loan executed in October 2026, provides sufficient capital resources to sustain our operations for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

The Company has determined that its internal control over financial reporting was ineffective due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives.

Management’s Plan to Remediate the Material Weakness

During the quarter ended September 30, 2026, our Board of Directors established an Audit Committee and a Risk Committee, effectively remediating the material weakness related to the lack of an audit committee and enhancing our corporate governance. Until the remediation efforts for segregation of duties are fully implemented, management expects material weaknesses will continue to exist.

Changes in Internal Control Over Financial Reporting

Other than the establishment of the Audit Committee and Risk Committee, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION ITEM

1. LEGAL PROCEEDINGS

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2026.

ITEM 1A. RISK FACTORS

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended September 30, 2026, the Company issued 40,000,000 shares of common stock for cash consideration of $40,000. Additionally, on June 12, 2026, the Company issued 100,000 shares of common stock (50,000 shares to each of two consultants) for services rendered, at a valuation of $0.01 per share. These issuances were made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The shares are restricted securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Subsequent to the quarter end, on October 25, 2026, the Company executed a corporate resolution for a $20,000 non-recourse related-party loan from John P. O’Shea, President of the Company. The loan bears no interest and matures on October 25, 2028.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Section 302 Certification under the Sarbanes- Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes- Oxley Act of 2002 of the Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes- Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes- Oxley Act of 2002 of the Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC ACQUISITIONS, INC.

(Registrant)

Date: November 6, 2026	By:	/s/ John P. O’Shea
John P. O’Shea
President, Chief Executive Officer and Principal Executive Officer

Date: November 6, 2026	By:	/s/ Jennifer L. O’Shea
Jennifer L. O’Shea
Secretary and Principal Financial Officer

